Form 10-Q
period 2024-09-30
Sky Quarry Inc.
filed 2024-11-14
CIK 1812447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 001-42296

SKY QUARRY INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1803091
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

707 W. 700 South, Suite 101
Woods Cross, UT	84087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (424) 394-1090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	SKYQ	Nasdaq Capital Market

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 14, 2024, there were 18,800,601 shares of common stock, $0.0001 par value, issued and outstanding.

SKY QUARRY INC.

FORM 10 -Q QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements

Sky Quarry Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2024 and December 31, 2023 (Unaudited)

	September 30, 2024	December 31, 2023

ASSETS

Current assets:
Cash	$292,920	$326,822
Accounts receivables	1,529,254	3,517,469
Prepaid expenses and other assets	293,826	114,387
Inventory	2,685,943	2,437,181
Total current assets	4,801,943	6,395,859

Property, plant, and equipment	6,882,227	6,287,351
Oil and gas properties	8,435,197	7,745,205
Restricted cash	2,887,588	4,354,014
Right-of-use asset	132,093	184,548
Goodwill	3,209,003	3,209,003

Total assets	$26,348,051	$28,175,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,119,645	$4,904,121
Current portion of operating lease liability	56,806	69,777
Warrant liability	1,936,937	-
Lines of credit	1,728,138	3,061,698
Current maturities of notes payable	8,749,719	4,835,567
Total current liabilities	15,591,245	12,871,163

Notes payable, less current maturities, net of debt issuance costs	2,057,198	2,100,514
Operating lease liability, net of current portion	77,824	116,246
Total Liabilities	17,726,267	15,087,923

Commitments and contingencies

Shareholders’ Equity:
Preferred stock $0.001 par value: 25,000,000 shares authorized; 369,221 and 246,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	369	246
Common stock $0.0001 par value: 100,000,000 shares authorized: 17,446,512 and 16,323,091 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,744	1,632
Additional paid in capital	28,593,381	22,527,262
Accumulated other comprehensive loss	(209,639)	(201,505)
Accumulated deficit	(19,764,071)	(9,239,578)
Total shareholders’ equity	8,621,784	13,088,057

Total liabilities and shareholders’ equity	$26,348,051	$28,175,980

See accompanying Notes to Condensed Consolidated Financial Statements

Sky Quarry Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Periods Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$4,846,795	$14,397,648	$19,174,369	$39,140,246

Cost of goods sold	4,532,565	11,647,135	18,409,703	33,406,211
	314,230	2,750,513	764,666	5,734,035

Operating expenses:
General and administrative	1,205,032	1,173,593	3,322,846	3,186,714
Share based compensation	74,604	102,571	534,572	325,887
Depreciation and amortization	219,746	157,470	589,267	308,875
Total Operating expenses	1,499,382	1,433,634	4,446,685	3,821,476

Income (loss) from operations	(1,185,152)	1,316,879	(3,682,019)	1,912,559

Other income (expense):
Loss on issuance of private placement	(1,935,934)	-	(1,935,934)	-
Interest expense	(1,320,115)	(1,914,406)	(4,773,663)	(1,821,529)
Other income (loss)	(4,059)	-	1,085	-
Loss on extinguishment of debt	-	-	(108,887)	(188,227)
Gain (loss) on sale of assets	-	-	(25,075)	550,000
Other expense, net	(3,260,108)	(1,914,406)	(6,842,474)	(1,459,756)

Income (loss) before provision for income taxes	(4,445,260)	(597,527)	(10,524,493)	452,803

Provision for income taxes	-	-	-	(2,327)

Net income (loss)	(4,445,260)	(597,527)	(10,524,493)	450,476

Other comprehensive income (loss)
Exchange gain (loss) on translation of foreign operations	-	(254)	(8,134)	16,170

Net income (loss) and comprehensive income (loss)	$(4,445,260)	$(597,781)	$(10,532,627)	$466,646

Earnings (loss) per common share
Basic	$(0.25)	$(0.04)	$(0.59)	$0.03
Diluted	$(0.25)	$(0.04)	$(0.59)	$0.03
Weighted average shares outstanding
Basic	17,819,356	16,323,103	17,819,356	16,323,103
Diluted	17,819,356	16,323,103	17,819,356	16,323,103

See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Periods Ended September 30, 2024 and 2023

	Preferred Stock Outstanding	Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2024	246,021	$246	16,323,091	$1,632	$22,527,262	$(9,239,578)	$(201,505)	$13,088,057
Preferred share subscription, less offering costs	79,000	79	-	-	156,547	-	-	156,626
Common share subscription, less offering costs	-	-	7,969	1	19,496	-	-	19,497
Share based compensation	-	-	-	-	270,176	-	-	270,176
Other comprehensive loss	-	-	-	-	-	-	(8,134)	(8,134)
Net loss	-	-	-	-	-	(2,419,061)	-	(2,419,061)
Balance March 31, 2024	325,021	325	16,331,060	1,633	22,973,481	(11,658,639)	(209,639)	11,107,160
Preferred share subscription, less offering costs	44,200	44	-	-	110,456	-	-	110,500
Stock warrants issued	-	-	-	-	1,261,739	-	-	1,621,739
Common share subscription, less offering costs	-	-	51,929	5	122,520	-	-	122,525
Share based compensation	-	-	-	-	189,792	-	-	189,792
Common stock issued on warrant exercise	-	-	225,400	23	693,423	-	-	693,446
Net loss	-	-	-	-	-	(3,660,172)	-	(3,660,172)
Balance June 30, 2024	369,221	369	16,608,389	1,661	25,351,411	(15,318,811)	(209,639)	9,824,991
Stock warrants issued	-	-	-	-	796,205	-	-	796,205
Share based compensation	-	-	-	-	74,604	-	-	74,604
Common stock issued on warrant exercise	-	-	838,123	83	2,371,161	-	-	2,371,244
Net loss	-	-	-	-	-	(4,445,260)	-	(4,445,260)
Balance September 30, 2024	369,221	$369	17,446,512	$1,744	$28,593,381	$(19,764,071)	$(209,639)	$8,621,784

See accompanying Notes to Condensed Consolidated Financial Statements

Sky Quarry Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Periods Ended September 30, 2024 and 2023

	Preferred Stock Outstanding	Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
Balance January 1, 2023	1	$-	16,224,757	$1,622	$21,355,476	$(4,803,106)	$(177,320)	$16,376,672
Stock warrants issued	-	-	-	-	285,513	-	-	285,513
Common share subscription, less offering costs	-	-	11,667	1	34,999	-	-	35,000
Share based compensation	-	-	-	-	147,943	-	-	147,943
Other comprehensive gain (loss)	-	-	-	-	-	-	6,570	6,570
Net income	-	-	-	-	-	418,957	-	418,957
Balance March 31, 2023	1	-	16,236,424	1,623	21,823,931	(4,384,149)	(170,750)	17,270,655
Common share subscription, less offering costs	-	-	49,722	5	81,882	-	-	81,887
Share based compensation	-	-	-	-	75,373	-	-	75,373
Other comprehensive gain (loss)	-	-	-	-	-	-	(8,212)	(8,212)
Net income	-	-	-	-	-	629,047	-	629,047
Balance June 30, 2023	1	-	16,286,146	1,629	21,981,185	(3,755,102)	(178,962)	18,048,750
Common share subscription, less offering costs	-	-	33,334	3	(3)	-	-	-
Share based compensation	-	-	-	-	102,571	-	-	102,571
Other comprehensive gain (loss)	-	-	-	-	-	-	(254)	(254)
Net loss	-	-	-	-	-	(597,528)	-	(597,527)
Balance September 30, 2023	1	$-	16,319,480	$1,632	$22,083,753	$(4,352,630)	$(179,216)	$17,553,539

See accompanying Notes to Condensed Consolidated Financial Statements

Sky Quarry Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,524,493)	$450,476
Adjustments to reconcile net income to cash used in operating activities:
Share based compensation	534,572	325,887
Depreciation and amortization	589,267	308,875
Amortization of debt issuance costs	2,936,408	285,543
Amortization of right-of-use asset	52,455	21,557
Loss on issuance of warrants	1,936,937	-
Loss on extinguishment of debt	108,887	188,227
Loss (gain) on sale of assets	25,075	(550,000)

Changes in operating assets and liabilities:
Accounts receivable	1,988,215	(617,718)
Prepaid expenses and other assets	(179,438)	54,847
Inventory	(248,762)	(384,173)
Accounts payable and accrued expenses	(1,784,476)	2,466,748
Operating lease liability	(51,393)	(20,715)
Net cash provided by (used in) operating activities	(4,616,746)	2,529,554

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of assets	-	200,000
Purchase of exploration and evaluation assets	(689,992)	(22,444)
Purchase of property, plant and equipment	(1,209,220)	(1,484,820)
Net cash used in investing activities	(1,899,212)	(1,307,264)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds on lines of credit	33,556,317	20,501,839
Payments on lines of credit	(34,889,877)	(17,828,498)
Proceeds from note payable	16,767,738	2,935,860
Payments on note payable	(12,216,266)	(41,854)
Debt discount on note payable	(1,565,278)	(2,816,744)
Proceeds on issuance of preferred stock	308,000	-
Preferred stock offering costs	(40,874)	-
Proceeds on issuance of common stock	4,790,597	28,741
Common stock offering costs	(1,720,619)	-
Net cash generated by financing activities	5,023,763	2,779,344

Effect of exchange rate on cash	(8,134)	16,170

Increase (decrease) in cash and restricted cash	(1,500,327)	4,017,804
Cash and restricted cash, beginning of the period	4,680,836	1,354,566

Cash and restricted cash, end of the period	$3,180,509	$5,372,370

See accompanying Notes to Condensed Consolidated Financial Statements

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.NATURE OF OPERATIONS

Sky Quarry Inc. and its subsidiaries (“Sky Quarry”, “SQI” or the “Company”) are, collectively, an oil production, refining, and a development-stage environmental remediation company formed to deploy technologies to facilitate the recycling of waste asphalt shingles and remediation of oil-saturated soils. The recycling and production of oil from asphalt shingles is expected to reduce the dependence on landfills for the disposal of waste and to also reduce dependence on foreign and domestic virgin crude oil extraction for industrial uses.

2.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Sky Quarry and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all the adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2024 and December 31, 2023, the results of operations for the three and nine months ended September 30, 2024 and 2023, and the cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 1-K for the year ended December 31, 2023 filed with the SEC.

Significant Accounting Policies

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 1-K for the year ended December 31, 2023. There have been no changes to these policies during the quarter ended September 30, 2024 that are of significance or potential significant to the Company.

3.GOING CONCERN

These condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes that the Company will be able to realize its assets and satisfy its liabilities in the normal course of business for the foreseeable future. Management is aware, in making its going concern assessment, of material uncertainties related to events and conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. As of September 30, 2024, the Company has an accumulated deficit of $19,764,071. During the nine months ended September 30, 2024, the Company had negative cash flows from operations of $4,616,746. The Company has received financing and capital through private placements of $3,217,912 of debt capital and $3,365,655 of equity capital during the nine months ended September 30, 2024.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Without additional financing, the Company does not have sufficient operating cash flows to pay for its expenditures and settle its obligations as they mature. Subsequent to September 30, 2024, there is uncertainty in meeting these obligations. The Company does have to raise additional capital in the form of debt, equity and/or warrant exercise proceeds, or a combination thereof, to fund future capital expenditures, retire maturing debt obligations and any possible acquisitions. The Company’s current plan includes closely monitoring its growth and operating expenses, refinancing its current debt with longer term debt with amortization schedules that decrease monthly debt service obligations. These actions are intended to mitigate the going concern uncertainties and support the Company’s growth plans in commercializing its extraction technology. There is no assurance, however, that the Company will be successful in these efforts.

Management believes that the implementation of its plans will allow the Company to continue as a going concern. Investors are encouraged to review the financial statements and related disclosures for a comprehensive understanding of the Company’s financial position. Refer to the subsequent event Note 22 for the additional details on the capital raised from the Company’s Reg A Offering.

The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption inappropriate. These adjustments could be material.

4.INVENTORY

Inventory consists primarily of raw crude, chemicals and finished goods. Inventory consisted of the following:

	September 30,	December 31,
	2024	2023
Finished goods	$2,015,569	$1,287,927
Raw materials	416,457	892,665
Chemicals	253,917	256,589
	$2,685,943	$2,437,181

5.MINERAL LEASES

Through its acquisition of 2020 Utah, the Company indirectly acquired certain mineral rights under three mineral leases entitled “Utah State Mineral Lease for Bituminous-Asphaltic Sands” between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and 2020 Utah, as lessee, covering certain lands in the PR Spring Area largely adjacent to each other (the “SITLA Leases”). The SITLA Mineral Lease consisted of the following and is included in oil and gas properties in the Condensed Consolidated Balance Sheet.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

SITLA Mineral Lease
Cost
January 1, 2023	$63,800
Additions	-
December 31, 2023	63,800
Additions	-
September 30, 2024	$63,800

Accumulated Amortization
September 30, 2024 and December 31, 2023	$-

Carrying Amounts
September 30, 2024	$63,800
December 31, 2023	$63,800

During the nine months ending September 30, 2024 and year ending December 31, 2023, the Company did not record any amortization of the lease rights as operations have not yet commenced.

The Company (through its subsidiary) holds mineral leases (or the operating rights under leases) covering approximately 5,930.3 net acres within the State of Utah. Terms of the SITLA Leases are set forth in the table below.

Reference	Gross Acres	Net Acres	Lease Expiry Date (1)	Annual Rent (2)	Annual Advance Minimum Royalty (3)	Production Royalty Rate (4)
ML-49579	50.4	50.4	12/31/2024	$500	$5,000	6.5%
ML-49927	4,319.9	4,319.9	5/31/2025	4,320	43,200	6.5%
ML-51705	1,560.0	1,560.0	1/31/2020	1,560	15,600	8%

Total	5,930.3	5,930.3		$6,380	$63,800

Notes:

1.Leases may be extended past expiry date by continued payment of annual rent and annual advance minimum royalty.

2.Annual rent may be credited against production royalties payable during the year.

3.Annual advance minimum royalty may be credited against production royalties payable during the year.

4.The production royalty is payable on the market price of products produced from the leased substances, without deduction of costs for mining, overhead, labor, distribution or general and administrative activities.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	September 30, 2024	December 31, 2023
Buildings	$1,575,000	$1,575,000
Machinery and equipment	6,611,753	5,435,388
Office furniture and equipment	6,733	6,733
	8,193,486	7,017,121
Less: Accumulated depreciation and amortization	(1,311,259)	(729,770)
	$6,882,227	$6,287,351

PR Spring Property, plant and equipment consists of research and development equipment and mining equipment. Eagle Springs Refinery consists of tanks, buildings, refining processing equipment, shop, lab and equipment. Each class of property, plant and equipment is estimated to have a useful life of 5 years and are being amortized over a straight-line basis.

Depreciation and amortization expense totaled $219,746 and $589,267 for the three and nine months ended September 30, 2024, respectively, and $157,470 and $308,875 for the three and nine months ended September 30, 2023, respectively.

7.OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	September 30, 2024	December 31, 2023
Balance, beginning of period	$7,745,205	$7,477,238
Disposal	-	(411,400)
Additions	689,992	679,367
Balance, end of period	$8,435,197	$7,745,205

Oil and gas properties include undeveloped lands, unproved properties and seismic costs where management has not fully evaluated for technical feasibility and commercial viability.

Additions during the period ended September 30, 2024, relate to development of the land, extraction facility and mine at PR Spring. Disposals during the period ended September 30, 2023 related to the sale of non-utilized equipment at PR Spring.

8.RIGHT-OF-USE ASSET AND LEASE LIABILITY

The components of lease expense, associated with the Company’s leasing of office space, consisted of amortization of the right-of-use asset of $17,927 and $52,455, respectively, during the three and nine months ended September 30, 2024, and accretion of the lease liability of $3,573 and $12,046, respectively, for the three and nine months ended September 30, 2024. The components of lease expense consisted of amortization of the right-of-use asset of $16,637 and $21,557, respectively, during the three and nine months ended September 30, 2023, and accretion of the lease liability of $4,863 and $11,972, respectively, for the three and nine months ended September 30, 2023.

The weighted average remaining lease term in years was 1.67 and 2.42 as of September 30, 2024 and December 31, 2023, respectively. The weighted average discount rate as of both September 30, 2024, and December 31, 2023, was 10.25%.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization expense on operating leases is included as part of general and administrative expenses on the income statement. The total lease expense recognized on the income statement is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

The following table reconciles the undiscounted future cash flows for the next five years and thereafter to the operating lease liabilities recorded within the condensed consolidated balance sheet as of September 30, 2024:

2024 (Remainder)	$21,494
2025	87,481
2026	36,898
Total lease payments	145,873
Less: amounts representing interest	(11,243)
Present value of lease liabilities	$134,630

9.GOODWILL

Goodwill is derived from the acquisition of Foreland in 2022. Goodwill recognized from the acquisition was $3,209,003.

10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Trade accounts payable	$2,766,648	$4,753,782
Accrued expenses	331,809	120,888
Accrued vacation	18,491	25,971
Sales tax payable	2,697	3,480
	$3,119,645	$4,904,121

11.WARRANT LIABILITY

The details of warrant liability transactions for the nine months ended September 30, 2024 and year ended December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Beginning balance	$-	$-
Fair value upon issuance of warrants	1,936,937	-
Change in fair value	-	-
Ending balance	$1,936,937	$-

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On August 27, 2024, as consideration for the reduction of weekly payments to certain lenders during the Company’s Reg A Offering, the Company issued common stock, warrants to purchase (“Purchase Warrant”) up to an aggregate of 625,000 shares of the Company’s common stock (the “Common Warrants”) at $4.50 per share.

The Purchase Warrant provides for a value calculation for the Purchase Warrant using the Black Scholes model in the event of certain fundamental transactions. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Purchase Warrant that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrant as a liability in its condensed consolidated balance sheet. The classification of the Purchase Warrant, including whether the Purchase Warrant should be recorded as a liability or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Purchase Warrant was initially recorded at a fair value at $1,936,937 at the grant date and is re-valued at each reporting date. Upon the issuance of warrants, the fair value of the Purchase Warrant liability was recorded as a loss on debt modification.

During the three and nine months ended September 30, 2024, the Company recognized change in fair value of the warrant liability of $0. As of December 31, 2023, the fair value of the warrant liability was $0.

All changes in the fair value of the warrant liabilities are recognized as a change in fair value of warrant liability in the Company’s consolidated statements of operations until they are either exercised or expire.

The warrant liabilities for the Common Warrants were valued using a Black Scholes pricing model with the following weighted average assumptions:

	September 30, 2024	December 31, 2023
Stock price	$4.50	$-
Risk-free interest rate	3.66%	-%
Expected volatility	85%	-%
Expected life (in years)	5	-
Expected dividend yield	-	-
Fair value of warrants	$1,936,937	$-

12.LINES OF CREDIT

	September 30, 2024	December 31, 2023
Invoice purchase and security agreement	$1,279,013	$1,696,368
Inventory finance rider	449,125	1,365,330
	$1,728,138	$3,061,698

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On December 21, 2022, Foreland entered into an Invoice Purchase and Security Agreement (the “IPSA”) and inventory finance rider (the “Rider”) with Alterna Capital Solutions, LLC (“Alterna”). Under the terms of the IPSA, Alterna provides an advance of 85% of the amount of the purchased receivables to Foreland and during the time the receivables remain outstanding, is granted a continuing senior security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables. The Rider provides a standby security for certain letters of credit in place with certain crude oil suppliers to Foreland. The letters of credit are adjusted periodically to correlate with the price and quantities of purchased heavy crude oil.  The Agreement is senior secured by the sale-ready and pre-sale petroleum product inventory on hand at Foreland and matures on December 21, 2024. Funds drawn under the agreement accrue interest at a per annum rate equal to the sum of the Wall Street Journal Prime Rate plus 2.25%. In addition, a collateral monitoring fee of 0.17% on outstanding advances made is due monthly. Repayment of advances shall be payable from collection of Foreland accounts receivable, including those accounts arising from the sale of the inventory to its customers.

13.DEBT

Debt consisted of the following:

Lender / Merchant	Maturity Date	Effective Interest Rate	Principal Balance September 30, 2024	Principal Balance December 31, 2023
Libertas #5	December 6, 2024	58%	$ 2,937,305	$ -
Libertas #6	November 29, 2024	58%	1,723,582	-
Lendspark #3	March 4, 2025	68%	1,554,522	-
Private Lender A	October 14, 2024	150%	1,435,368	-
Lendspark #4	December 4, 2024	68%	1,004,397	-
Libertas #7	January 7, 2025	66%	916,140	-
Libertas #4	September 12, 2024	68%	626,014	1,394,324
Libertas #8	March 6, 2025	68%	515,140	-
Parkside Funding	September 6, 2024	177%	216,000	-
ACMO USOS LLC	March 15, 2021	15%	191,699	191,699
UFS West	September 6, 2024	177%	188,400	-
Private Lender B	March 23, 2023	20%	83,487	72,085
USA SBA	March 1, 2026	1%	53,957	82,265
Libertas #2	June 16, 2024	56%	-	1,320,000
Libertas #3	August 3, 2024	56%	-	1,019,667
Libertas #1	April 5, 2024	66%	-	897,749
Lendspark #1	April 19, 2024	68%	-	646,169
Private Lender A	May 21, 2023	30%	-	393,978
			11,446,011	6,017,936
Less: Unamortized debt issuance costs			(2,684,805)	(1,100,104)
			$ 8,761,206	$ 4,917,832

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2024, the maturity date of debt is as follows:

Due in less than one year	$11,392,054
Due in more than one year, but less than two years	53,957
Less: Unamortized debt issuance costs	(2,684,805)
$8,761,206

The debt terms related to private lenders are as follows:

On April 30, 2024, Foreland entered into a business loan and security agreement with Lendspark Corporation for a loan in the amount of $1,500,000 (Lendspark #3). The loan is repaid in 44 equal weekly payments of $45,000 for total repayment of $1,980,000. The loan is secured by all of the assets of Foreland. Subsequent to April 30, 2024, as inducement to a reduction in payment the lender was issued 350,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt.

On August 27, 2024, the Company entered into a promissory note for $1,200,000 from private lender A. The note is secured by the 2020 Resources LLC’s Solar Turbine, bears interest at 10% per month, with a minimum interest of $150,000, and matured on October 14, 2024. Repayment of the note is based on proceeds from the Reg A Offering with distribution of escrow funds of 100 percent (100%) of the outstanding loan amount to private Lender A. As inducement for advancing the note, the lender was issued 750,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On October 10, 2024, the note was repaid in full.

On May 16, 2024, Foreland entered into a business loan and security agreement with Lendspark Corporation for a loan in the amount of $900,000 (Lendspark #4). The loan is repaid in 40 equal weekly payments of $30,750 for total repayment of $1,215,000. The loan is secured by all of the assets of Foreland. As inducement for advancing the note, the lender was issued 100,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of three years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt.

On January 23, 2023, the Company entered into a promissory note for $100,000 from private lender B. The note is unsecured, bears interest at 20% per annum and matured on March 23, 2023. As inducement for advancing the note, the lender was issued 6,667 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $6.00 per share for a period of two years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. The loan has been repaid as of October 24, 2024.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On June 14, 2023, Foreland entered into a business loan and security agreement with Lendspark Corporation for a loan in the amount of $1,500,000 (Lendspark #1). The loan is repaid in 44 equal weekly payments of $45,000 for total repayment of $1,980,000. The loan is secured by all of the assets of Foreland. As of December 31, 2023, there are unamortized debt issuance costs of $5,764. On April 19, 2024 the loan was repaid in full.

On February 21, 2023, the Company entered into a binding term sheet with private lender A for a convertible loan of $1,000,000 to be personally guaranteed and secured by members of the Board and received a deposit of $400,000. During the course of loan document preparation, it was determined that certain terms agreed to in the term sheet could not be completed. On April 6, 2023, the parties amended the terms of the term sheet by way of a debt satisfaction agreement under which the unsecured deposit, plus accrued interest calculated at 20% per annum, would be repaid on or before May 21, 2023, after which amounts unpaid would incur interest at the rate of 30% per annum. As inducement to enter into the debt satisfaction agreement, the lender was issued 666,667 common share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $2.70 per share for a period of five years from the issuance date. The warrants were classified as equity and the fair value of the warrants was recorded separately as debt discount and amortized over the term of the debt. On July 18, 2024, the loan was repaid in full.

On June 20, 2024 the Company entered into a promissory note for $800,000 from private lender A. The note is secured by the 2020 Resources LLC’s Solar Turbine, bears interest at 10% per month, with a minimum interest of $100,000, and matured on August 20, 2024. Repayment of the note was to be paid from the proceeds of the Warrant Offering with distribution of escrow funds of sixty percent (60%) to private Lender A. As inducement for advancing the note, the lender was issued 200,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $2.70 per share for a period of five years from the issuance date. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On July 18, 2024, the note was repaid in full.

On June 13, 2024 the Company entered into a promissory note for $122,500 from private lender C. The note is unsecured, carries an original issue discount (OID) of $22,500, providing the initial purchase price of $100,000 and matured on August 12, 2024. Repayment of the note was to be made on the earlier of (a) sixty days; or (b) the date that the Company receives a minimum of $1,000,000 in funding from sale of convertible notes, sale of equipment, or proceeds from the Warrant Offering. As inducement for advancing the note, the lender was issued 50,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On July 22, 2024, the note was repaid in full.

On June 3, 2024, Foreland entered into a business loan and security agreement with Clearview Funding Group LLC. for a loan in the amount of $105,000. The loan is repaid in 8 equal weekly payments of $17,063 for total repayment of $136,000. The loan is secured by the 2020 Resources Solar Turbine. As inducement for advancing the note, the lender was issued 100,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On July 29, 2024 the note was repaid in full.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

LIABILITY FOR SALE OF FUTURE REVENUES

As of September 30, 2024, the Company is party to seven agreements related to the sale of future revenues with Libertas Funding, LLC (“Libertas”), a total of five agreements remain outstanding and two agreements have been terminated.  The agreements, summarized below, contain substantially the same terms and conditions and grant a continuing security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables.

Interest and discounts related to the agreements are amortized to expense over the estimated term of the agreements, which is anticipated to be between 10 to 12 months from the funding of each agreement. During the nine months ended September 30, 2024, the Company amortized an aggregate of $3,805,971 of discount, respectively, to interest expense. Unamortized interest and discounts in the aggregate is $1,524,807 as of September 30, 2024. The interest expense is recorded using the effective interest method. Subsequent to September 30, 2024, as inducement to a reduction in payment the lender was issued 375,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt.

On January 18, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $4,224,000 of future sales receipts for gross proceeds of $3,300,000, of which $884,667 was used to pay off the Libertas September 14, 2023 agreement. Under the agreement, Foreland will make weekly delivery of receivables not less than $91,429 until the amount sold is extinguished. As of September 30, 2024, a total of $2,937,305, exclusive of debt discounts, remained outstanding.

On January 11, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $2,632,852 of future sales receipts for gross proceeds of $2,056,916, of which $796,916 and $1,260,000 was used to pay off the Libertas May 17, 2023 and June 30, 2023 agreements respectively. Under the agreement, Foreland will make weekly delivery of receivables not less than $56,988 until the amount sold is extinguished. As of September 30, 2024, a total of $1,723,582, exclusive of debt discounts, remained outstanding.

On February 19, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,386,000 of future sales receipts for gross proceeds of $1,018,500. Under the agreement, Foreland will make weekly delivery of receivables not less than $30,000 until the amount sold is extinguished. As of September 30, 2024, a total of $916,140, exclusive of debt discounts, remained outstanding.

On October 25, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,731,660 of future sales receipts for gross proceeds of $1,302,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $37,482 until the amount sold is extinguished. As of September 30, 2024, a total of $626,014, exclusive of debt discounts, remained outstanding.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 16, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $665,000 of future sales receipts for gross proceeds of $500,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $15,833 until the amount sold is extinguished. As inducement for advancing the note, the lender was issued 375,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. As of September 30, 2024, a total of $127,817, exclusive of debt discounts, remained outstanding.

On June 30, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $2,520,000 of future sales receipts with proceeds of $2,000,000 used to pay off Libertas agreement dated January 17, 2023. Under the agreement, Foreland will make weekly delivery of receivables not less than $50,000 until the amount sold is extinguished. As of September 30, 2024, a total of $0, exclusive of debt discounts, remained outstanding.

On September 14, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,463,000 of future sales receipts for gross proceeds of $1,100,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $31,667 until the amount sold is extinguished. As of September 30, 2024, a total of $0, exclusive of debt discounts, remained outstanding.

On May 17, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $2,560,250 of future sales receipts for gross proceeds of $1,925,000, of which $575,357 was applied to pay off Libertas agreement dated February 21, 2023. Under the agreement, Foreland will make weekly delivery of receivables not less than $55,417 until the amount sold is extinguished. As of September 30, 2024, a total of $0 exclusive of debt discounts, remained outstanding.

During the period ended March 31, 2024, the Company refinanced 3 agreements with Libertas. Management determined that the transaction should be accounted for as a debt extinguishment. Accordingly, the Company recognized a loss on extinguishment related to loan origination fees of $108,887, which is recorded on the statement of operations and comprehensive loss for the period ended September 30, 2024.

As of September 30, 2024, the Company had the following unamortized debt discounts related to the Libertas agreements:

Lender	Date Issue	Gross Discount	Unamortized Discount
Libertas #4	October 25, 2023	$ 449,737	$ 155,327
Libertas #5	January 11, 2024	575,936	377,033
Libertas #6	January 18, 2024	990,000	642,535
Libertas #7	February 19, 2024	397,500	222,095
Libertas #8	May 16, 2024	175,000	127,817
		$ 2,588,173	$ 1,524,807

On April 19, 2024, Foreland entered into an agreement of sale of future receivables with Parkside Funding for the sale of $552,000 of future sales receipts for gross proceeds of $400,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $27,600 until the amount sold is extinguished.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On April 19, 2024, Foreland entered into an agreement of sale of future receivables with UFS West for the sale of $552,000 of future sales receipts for gross proceeds of $400,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $27,600 until the amount sold is extinguished.

14.CONVERTIBLE DEBENTURES

Lender	Maturity Date	Interest Rate	Principal Due September 30, 2024	Principal Due December 31, 2023
Private Lender C	November 24, 2024	9%	$2,045,714	$2,018,247

On November 24, 2023, the Company issued a promissory note in the amount of $2,000,000, convertible at the election of the holder into shares of common stock at an exercise price of $1.60 per share prior to the reverse split and $4.80 post reverse split, with a maturity date of November 24, 2026. The note has a term of thirty-six months and bears interest at a rate of 9% per annum payable semi-annually, with any outstanding interest and principal due on maturity. On April 30, 2024 the note holder elected to convert the accumulated interest as of December 31, 2023 totaling $18,247 to 3,802 shares of common stock, and on June 30, 2024 elected to convert the accumulated interest from January 1, 2024 to June 30, 2024 totaling $89,260 to 18,596 shares of common stock.

15.INCOME TAXES

As of September 30, 2024, the Company had U.S. federal net operating loss carryforwards.

The Company considered all positive and negative evidence. Given the caution of Subtopic 30-21 regarding the difficulty in forming a conclusion that a valuation allowance is not needed in the case of cumulative losses, it is the Company’s conclusion that it is more likely than not that the Company’s existing deferred tax assets in the U.S. will not be realized and that a valuation allowance is necessary as of September 30, 2024. Accordingly, the Company has recorded a full valuation allowance of in the U.S. The Company has evaluated all of the negative and positive evidence as of September 30, 2024, and concludes that due to the Company being in a 3-year cumulative loss position, it is more likely than not that the net Canadian deferred tax assets will be not realized. As such, the Company has recorded and maintained a full valuation allowance in Canada.

The Company has not performed a Section 382 study to determine whether it had experienced a change in ownership and, if so, whether the tax attributes (net operating losses or credits) were impaired. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize net operating loss or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws.

As of September 30, 2024, and December 31, 2023, the Company does not have any unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2024 and December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

16.NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted average number of common shares outstanding and, when appropriate, dilutive potential common stock outstanding during the period. Stock options, convertible preferred stock and warrants are considered to be potential common stock. The computation of diluted net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic net loss per common share is the amount of net loss for the period available to each weighted average share of common stock outstanding during the reporting period. Diluted net loss per common share is the amount of net loss for the period available to each weighted average share of common stock outstanding during the reporting period and to each share of potential common stock outstanding during the period, unless inclusion of potential common stock would have an anti-dilutive effect.

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the three months ended September 30, 2024 and 2023, totaled 7,062,242 and 6,949,258, respectively, and for the nine months ended September 30, 2024 and 2023, totaled 7,062,242 and 6,949,258, respectively.

17.EQUITY

During the three and nine months ended September 30, 2024, the Company issued 838,123 and 1,123,421 shares of common stock, respectively, for acceptance of share subscriptions and conversion of debt, amounting to $2,371,245 and $3,206,711, net of offering costs of $1,399,765 and $1,720,619, respectively.

During the three and nine months ended September 30, 2023, the Company issued 33,334 and 94,723 shares of common stock, respectively, for acceptance of share subscriptions and conversion of debt, amounting to $0 and $116,886, net of offering costs of $0 and $0, respectively.

During the three and nine months ended September 30, 2024, the Company issued 0 and 123,200 shares of series B preferred stock, respectively, for acceptance of share subscriptions amounting to $0 and $267,126, net of offering costs of $0 and $40,874, respectively. There were no issuance of series B preferred stock for the three and nine months ended September 30, 2023.

For the three and nine months ended September 30, 2024 the Company incurred equity issuance costs of $1,399,765 and $1,761,493, respectively. For the three and nine months ended September 30, 2023 the Company incurred equity issuance costs of $0 and $0, respectively. These costs consisted of legal, marketing, accounting, printing, administration, broker-dealer, escrow and filing fees directly related to their respective offerings.

On June 14, 2024, the SEC qualified an offering of securities submitted by the Company under Regulation A (the “2024 Reg A Offering”). Under the 2024 Reg A Offering, the Company proposed to sell up to 3,333,333 shares (“Shares”) at a price of $6.00 per Share, and up to 4,852,224 shares of common stock underlying warrants (“Warrant”) issued in the Company’s 2021 Reg A Offering, exercisable at a price of $4.50 per Warrant.

On September 29, 2021, the SEC qualified an offering of securities submitted by the Company under Regulation A (the “2021 Reg A Offering”). Under the 2021 Reg A Offering, the Company proposed to sell up to 5 million units (“Units”) at a price of $3.75 per Unit (as adjusted for the Company’s 1 for 3 reverse split completed in April 2024). Each Unit was

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

comprised of one share of common stock (an “Offering Share”) and one warrant to purchase an additional share (an “Offering Warrant”) at an exercise price of $7.50 per share for a period of three years from the date of issuance of the warrant. The Company reserved from treasury a maximum of 5,000,000 Shares issuable under the 2021 Reg A Offering, assuming full subscription, and a maximum of 1,666,667 shares issuable on exercise of the Offering Warrants (“Warrant Shares”) issued in connection with the 2021 Reg A Offering, assuming full subscription and full exercise. The Company did not issue Unit certificates but instead issued Offering Shares and Offering Warrants in the number of Units subscribed for to subscribers under the 2021 Reg A Offering. The Reg A Offering closed on September 29, 2022, with total gross proceeds of $18,195,838.

The table below sets forth the shares reserved as of September 30, 2024, by the Company for future potential issuance.

Maximum Issuable
Company Stock Option Plan	4,000,000

Common Share Purchase Warrants issued	1,223,333
Shares issuable on exercise of outstanding Offering Warrants issued under the Reg A Offering	3,787,933
Shares issuable on exercise of outstanding Brokers Warrants issued under the Reg A Offering	48,522
Reservation for conversion of maximum issuable common shares	3,333,333
Shares issuable on exercise of outstanding Brokers Warrants issued under the Reg A Offering	76,666
Reservation for convertible note	416,667
TOTAL SHARES RESERVED FOR ISSUANCE	12,886,454

As of September 30, 2024, the Company had issued and outstanding a total of 5,684,788 warrants each to purchase one share of common stock, exercisable at a range from $2.70 to $7.50 per share for cash and a range length of time to exercise from 0.5 to 5 years.

As of September 30, 2024 and December 31, 2023, the Company has share purchase warrants issued and outstanding of 5,684,788 and 5,599,079, respectively.

On June 14, 2024, the Company entered into an engagement agreement with Digital Offering, LLC to provide broker-dealer services in connection with the 2024 Reg A Offering. Under the terms of the engagement letter, the Company will issue a warrant to purchase one share of the Company’s common stock (an “Agent Warrant”) equal to 2.30% of the total Shares sold to investors under the offering at an exercise price of $7.50 per share and subject to transfer, lock-up and exercise restrictions as set forth in Rule 5110 of the Financial Industry Regulatory Authority, Inc (“FINRA”), as applicable. The 2024 Reg A Offering closed on October 9, 2024 and 25,714 Agent Warrants were issued to Digital Offering, LLC in connection with its services under the 2024 Reg A Offering.

18.STOCK OPTION PLAN

On March 27, 2020, the Company adopted an incentive stock option plan (the “Plan”). The Plan allows the Board of Directors of the Company to grant options to acquire shares of common stock of the Company to directors, officers, key employees and consultants. The option price, term and vesting periods are determined at the discretion of the Board of Directors, subject to certain restrictions as required by the policies of Section 422 of the Internal Revenue Code. The Plan is a fixed number plan with a maximum of 1,666,667 shares of common stock reserved for issuance under the Plan.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 7, 2024 the Company amended the 2020 Stock Plan to increase the number of shares of common stock of the Corporation available for grant under the plan from 1,666,666 (as adjusted for the 1 for 3 reverse split) to 4,000,000.

The table below sets forth share options outstanding as of September 30, 2023.

Grant Date	Options Outstanding	Exercise Price	Expiration	Vesting
2022-09-01	427,781	$ 2.70	2027-08-31	Equally over 3 years commencing on first anniversary of grant date
2023-08-01	3,334	$ 9.09	2028-07-31	Vested immediately
2023-10-05	446,338	$ 4.80	2028-10-14	Equally over 3 years commencing on first anniversary of grant date
2023-11-01	83,334	$ 4.80	2028-10-31	27,778 vest immediately, remaining vest equally over 3 years commencing on first anniversary of grant date

During the three and nine months ended September 30, 2024, the Company recorded share-based compensation expense of $74,604 and $534,572, respectively. During the three and nine months ended September 30, 2023, the Company recorded share-based compensation expense of $102,571 and $325,887, respectively.

As of September 30, 2024, the Company had $437,527 of unrecognized share-based compensation costs related to non-vested awards that will be recognized over a weighted average period of 3 years. As of September 30, 2024, 211,111 options have vested, and are exercisable. The options issued during 2022 vest equally over 3 years commencing on the first anniversary of the grant date. Of the options issued during 2023, 31,111 vested immediately on grant date, with the remaining options vesting equally over 3 years commencing on the first anniversary of the grant date.

The following sets forth the outstanding common share options and related activity for the period ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2023	1,269,667	$3.87
Granted	-	-
Exercised	-	-
Forfeited	(308,880)	3.86
Outstanding as of September 30, 2024	960,787	$3.88

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

19.RELATED PARTY TRANSACTIONS

Related party transactions in these consolidated financial statements are as follows:

On September 16, 2020, the Company issued a promissory note to JPMorgan, in the amount of $450,000.  Portions of the note were converted from time to time into Shares until paid in full. JPMorgan is a related party as a significant shareholder holding directly and indirectly, as of September 30, 2024, 2,249,882 common shares (12.89%), 25,000 common share purchase warrants, and 1 preferred share of the Company.

On June 21, 2021, stockholders of the Company unanimously consented to terminate a Stockholders Agreement entered into by all of the stockholders and the Company on September 24, 2020, and approved a governance agreement (the “JPM Agreement”) between the Company and JPMorgan, which grants to JPMorgan the following rights:

•a consent right with respect to certain business transaction matters, including: (a) material changes to the nature of the Company’s business, (b) a grant of certain stock options or restricted stock, (c) the Company’s entry into certain employment or compensation agreements, (d) the incurrence by the Company of more than $500,000 of debt, (e) the Company’s entry into a related party agreement, (f) a sale transaction, (g) a loan by the Company in excess of $500,000, (h) settlement of a lawsuit or other dispute in excess of $500,000 or (i) any investment by the Company in excess of $500,000;

•Board of Director observation rights;

•the right to receive certain quarterly and annual financial statements of the Company; and

•certain inspection rights so long as JPMorgan owns at least 10% of the Company’s outstanding shares of common stock.

For the three and nine months ended September 30, 2024, the Company paid sitting and committee fees of $45,000 and $112,750, respectively, to members of the board of directors.

For the three and nine months ended September 30, 2023, the Company paid sitting and committee fees of $46,250 and $120,250, respectively, to members of the board of directors.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

20.GENERAL AND ADMINISTRATIVE EXPENSES

During the three months and nine months ended September 30, 2024 and 2023, general and administrative expenses consisted of the following:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Executive compensation	$474,457	$677,042	$1,157,696	$1,838,402
Professional fees	382,688	316,223	920,378	858,657
Insurance	150,516	49,068	479,600	133,237
Lease and utilities	113,590	53,915	200,090	146,399
Bank charges	11,840	3,494	136,477	9,488
Travel expenses	27,252	49,414	158,748	134,175
Automobile	24,510	-	79,544	-
Licenses	13,384	18,809	36,068	51,073
Other	6,795	5,628	154,244	15,283
	$1,205,032	$1,173,593	$3,322,846	$3,186,714

21.COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Company has the following commitments for two leased land rights of way rentals in Nye County, Nevada, totaling approximately 40 acres:

	Acres	Expiration	Annual Fee
Right-of-Way Grant N-41035	19.66	2024-12-31	$2,850
Right-of-Way Grant N-42414	20.32	2044-12-31	1,400
			$4,250

22.SUBSEQUENT EVENTS

Management performed a review and determined that, except as disclosed elsewhere herein and below, no material events occurred subsequent from September 30, 2024 to November 14, 2024, the date of presentation of these financial statements.

On October 8, 2024, the Company entered into a promissory note for $165,000 from private lender. The note is unsecured, bears interest at a set amount of $15,000, and matured on October 18, 2024, and was paid in full on October 10, 2024. As consideration for advancing the note, the lender was issued 15,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of three years from the date of issuance.

On October 9, 2024 the Company closed its Reg A Offering of its common stock, with 1,118,005 Common shares for gross proceeds of $6,708,030. Fees associated with this closing amounted to $983,248 for net proceeds of $5,724,782 to the Company. A total of $249,008 in holdback funds related to the Reg A Offering which will be released to the Company in January 2025.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On October 17, 2024, the Company entered into an investor relations services agreement with an investor relations company (the “IR company”). As consideration for the performance of the services, upon the date of the execution and delivery of the agreement the Company shall pay to the IR Company the sum of $300,000. Pursuant to the agreement, the IR company has agreed to communicate information about the Company to the financial community including, but not limited to, creating Company profiles, media distribution and building a digital community with respect to the Company. The IR company is arm's-length to the Company and neither IR Company nor its principals hold an equity interest in the Company's securities, either directly or indirectly, or the right to acquire any equity interest.

On October 11, 2024, the Company issued a $216,000 payment to Parkside Funding LLC, to fully extinguish the outstanding loan amount.

On October 11, 2024, the Company issued a $216,000 payment to UFS West LLC, to fully extinguish the outstanding loan amount.

ITEM 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, as well as our Annual Report on Form 1-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2024.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Reverse Stock Split

We filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware on April 9, 2024 (the “Effective Split Date”) to effect a one-for-three (1-for-3) (the “Split Ratio”) reverse stock split of our shares of common stock (the “Reverse Stock Split”), without changing the par value, rights, terms, conditions, and limitations of such shares of common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any of our stockholders that were entitled to receive a fractional share as a result of the Reverse Stock Split instead received one additional share of our common stock in lieu of the fractional share. The Reverse Stock Split did not in itself affect any stockholder’s ownership percentage of our common stock, except to the extent that any fractional share was rounded up to the nearest whole share. The number of shares of common stock subject to the exercise of outstanding options, warrants and convertible securities was also reduced by the Split Ratio as of the Effective Split Date and their respective exercise prices were increased by the Split Ratio. Neither the authorized shares of capital stock nor the par value per share of our common stock was affected by the Reverse Stock Split.

All historical share and per-share amounts reflected throughout the consolidated financial statements have been adjusted to reflect the Reverse Stock Split.

Overview

We are an oil production, refining, and a development-stage environmental remediation company formed to deploy technologies to facilitate the recycling of waste asphalt shingles and remediation of oil-saturated sands and soils. The recycling of asphalt shingles is expected to reduce the dependence on landfills for the removal of waste and to also reduce dependence on foreign and domestic virgin crude oil extraction for industrial uses.

We have developed a process for separating oil from oily sands and other oil-bearing solids utilizing a proprietary solvent which we refer to as our ECOSolv technology or the ECOSolv process. The solvent is used in a closed-loop distillation and evaporation circuit which results in over 99% of the solvent being recoverable for continuous reuse and requires no water. The solvent has demonstrated oil separation rates of over 95% in bench testing using samples of both mined crushed ore and ground asphalt shingles.

We intend to retrofit the PR Spring Facility, located in southeast Utah (as defined below) to recycle waste asphalt shingles using our ECOSolv technology, to produce and sell oil as well as asphalt paving aggregate mined from our bitumen deposit.

We also plan to develop a modular asphalt shingle recycling facility (the “ASR Facility”) which can be deployed in cities with high concentrations of waste asphalt shingles and near asphalt shingle manufacturing centers.

Corporate History

We were incorporated in Delaware on June 4, 2019, as “Recoteq, Inc.” On April 22, 2020, we changed our name to “Sky Quarry Inc.” Sky Quarry is a holding company and has no operations. The purpose of the holding company is to maintain ownership over our subsidiaries, create management efficiencies and establish an organizational structure to facilitate the potential acquisition of other businesses within or complementary to our industry.

On September 16, 2020, we acquired 2020 Resources LLC. The assets of 2020 Resources include an oil sands remediation facility (the “PR Spring facility”) and a 100% interest in asphalt bitumen leases covering approximately 5,930 acres in the PR Spring region in Utah. On September 16, 2020, we also acquired 2020 Resources (Canada) Ltd, an entity which is currently inactive.

On September 30, 2022, we acquired Foreland Refining Corporation, which is engaged in the refining of heavy crude oil into diesel and other petroleum products (naphtha, vacuum gas oil, and paving asphalt liquids) at its Eagle Springs Refinery located near Ely, Nevada. The acquisition of Foreland was immediately accretive to our revenues and cash flow and provides a strong base for growth. We believe the acquisition is a strategic fit and will form an important role in the future enabling us to vertically integrate the production and refining of oil from waste materials to energy in a sustainable and efficient manner.

Our Financial Condition and Going Concern Issues

As a result of our financial condition, we have included in our condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023, a note indicating that there is significant doubt about the Company’s ability to continue as a going concern. The opinion on the December 31, 2023 audited financial statements from our independent registered public accounting firm for those statements also includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (June 4, 2019) through September 30, 2024, we have incurred accumulated net losses of $19,764,072. To address our going concern, we aim to increase revenues by securing greater volumes of crude oil for our Foreland refinery, which should enhance our contribution margin. Additionally, we are pursuing opportunities to reduce debt service through refinancing or repayment of existing obligations, establish strategic partnerships, and raise capital through equity or debt offerings, or a combination of these actions. Given our current revenue and cash usage levels, we have pressing working capital needs that necessitate raising funds through equity or debt issuance, coupled with efforts to boost revenue and control operating expenses. However, there is no guarantee that we will be able to raise sufficient capital, grow revenues, and generate the cash flow needed to meet our operating expenses and capital requirements effectively.

Special Notes Regarding Smaller Reporting Company Status

We are filing this report as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Introduction

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the nine months ended September 30, 2024 and 2023, respectively. We have derived this data from our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We had net sales of $4,846,795 and $19,174,369 for the three and nine months ended September 30, 2024, compared to $14,397,648 and $39,140,246 for the three and nine months ended September 30, 2023. Our cost of goods sold for the three and nine months ended September 30, 2024 were $4,532,565 and $18,409,703, compared to $11,647,135 and $33,406,211 for the three and nine months ended September 30, 2023. The significant decrease in our sales were the direct result of a combination of reduction in WTI pricing and refurbishment of the Foreland refinery. WTI pricing fell from $87 per barrel on April 5, 2024, to $67 per barrel on September 10, 2024, which corresponded with reduced pricing in the end products. The refurbishment at Foreland refinery occurred over the period of May to July 15, 2024, covering an overhaul of the primary and secondary boilers, and completion of 24 work packages. This significant project, conducted once every decade, not only aims to enhance air quality and water recycling but also establishes the foundation for increased operational efficiency and the potential to raise production levels moving forward. During the nine months ended September 30, 2024 the Company incurred one-time cost of goods sold items related to maintaining the refinery during its refurbishment. These expenses totaling approximately $770,915, were necessary to ensure continued operations and safety while refurbishments were underway. These costs are non-recurring and are not expected to impact future periods.

Our operating expenses were $1,499,381 and $4,446,685 for the three and nine months ended September 30, 2024, compared to $1,433,634 and $3,821,476 for the three and nine months ended September 30, 2023. Our operating expenses consisted of General and Administrative, Share-Based Payment, Depreciation and Amortization, and Foreign Exchange.

Our net income (loss) was ($4,445,206) and ($10,524,493) for the three and nine months ended September 30, 2024, compared to ($597,527) and $450,476 for the three and nine months ended September 30, 2023.

Net Sales and Net Income (Loss)

Our net sales, costs of good sold, gross profit, operating expenses, other income (expense) and net income (loss) for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Net sales	$4,846,795	$14,397,648	$19,174,369	$39,140,246

Cost of goods sold	4,532,565	11,647,135	18,409,703	33,406,211

Gross profit	314,230	2,750,513	764,666	5,734,035

Operating expenses:
General and administrative	1,205,032	1,173,593	3,322,846	3,195,049
Share based compensation	74,604	102,571	534,572	325,887
Depreciation and amortization	219,746	157,470	589,267	308,875
Foreign exchange	0	0	0	(8,335)
Total operating expenses	1,499,382	1,433,634	4,446,685	3,821,476

Income (loss) from operations	(1,185,152)	1,316,879	(3,682,019)	1,912,559

Other income (expense)
Loss on extinguishment of debt	0	0	(108,887)	(188,227)
Interest expense	(1,320,115)	(1,914,406)	(4,773,663)	(1,821,529)
Loss on issuance of private placement warrants	(1,935,934)	0	(1,9358,934)	0
Gain (loss) on sale of assets	0	0	(25,075)	550,000
Other income (expense)	(4,059)	0	1,085	0
Income (loss) before income tax expense	(4,445,260)	(597,527)	(10,524,493)	452,803
Income tax benefit (expense)	0	0	0	(2,327)
Net income (loss)	$(4,445,260)	$(597,527)	$(10,524,493)	$450,476
Exchange loss on translation of foreign operations	0	(254)	(8,134)	16,168
Net income (loss) and comprehensive income (loss)	$(4,445,260)	$(597,781)	$(10,532,627)	$466,646

Net Sales

We had net sales of $4,846,795 and $19,174,369 for the three and nine months ended September 30, 2024, compared to $14,397,648 and $39,140,246 for the three and nine months ended September 30, 2023, a decrease of ($9,550,853), and ($19,965,877), respectively. The decline in net sales for each period present compared to the prior period was primarily due to a combination of reduction in WTI pricing and refurbishment of the Foreland refinery. WTI pricing fell from $87 per barrel on April 5, 2024, to $67 per barrel on September 10, 2024, which corresponded with reduced pricing in the end products. The refurbishment at Foreland refinery occurred over the period of May to July 15, 2024, covering an overhaul of the primary and secondary boilers, and completion of 24 work packages. This significant project, conducted once every decade, not only aims to enhance air quality and water recycling but also establishes the foundation for increased operational efficiency and the potential to raise production levels moving forward. We expect strong growth as our refinery asset improvements increase production, and our direct consumer sales and marketing efforts continue to perform.

Cost of Goods Sold

Our cost of goods sold for the three and nine months ended September 30, 2024 were $4,532,565 and $18,409,703, compared to $11,647,135 and $33,406,211 for the three and nine months ended September 30, 2023, a decrease of $7,114,570, and $14,996,508, respectively. Gross profit for the three and nine months ended September 30, 2024 was $314,230 and $764,666, compared to $2,750,513 and $5,734,035 for the three and nine months ended September 30, 2023, a decrease of $2,436,283, and $4,969,369, respectively. The decline in cost of sales for the periods presented compared to the prior periods was primarily due to the decline in net sales described above.  During the nine months ended September 30, 2024 the Company incurred one-time cost of goods sold items related to maintaining the refinery during its refurbishment. These expenses totaling approximately $770,915, representing 4% of costs of goods sold during the period, which we believe were necessary to ensure continued operations and safety during the refurbishment phase. These costs are non-recurring and are not expected to impact future periods. With the refurbishments now complete, we anticipate a return to historical cost structures and gross margin levels in the upcoming periods.

Cost of goods sold as a percentage of net sales was 94% and 96% for the three and nine months ended September 30, 2024, compared to 81% and 85% for the three and nine months ended September 30, 2023. The expenses related to non-recurring items represented 4% of costs of goods sold. The increased cost as a percentage of revenues for the third quarter was due to the reduction in operating production volumes as the refinery ramps up post refurbishment activities.

General and Administrative

Our general and administrative expenses were $1,205,032 and $3,322,846 for the three and nine months ended September 30, 2024, compared to $1,173,593 and $3,195,049 for the three and nine months ended September 30, 2023, an increase of $31,439, and $127,797, respectively. In the nine months ended September 30, 2024, general and administrative expenses consisted mainly of executive compensation of $1,157,697, professional fees of $920,378, insurance of $479,600, lease and utilities of $200,090, bank charges of $136,477, travel expenses of $158,748, automobile of $79,544, licenses of $36,068 and other of $154,245. In the three months ended September 30, 2024, general and administrative expenses consisted mainly of executive compensation of $474,457, professional fees of $382,688, insurance of $150,516, lease and utilities $113,590, bank charges of $11,840, travel of $27,252, automobile of $24,510, licenses of $13,384 and other expense of $6,795. In the nine months ended September 30, 2023, general and administrative expenses consisted mainly of executive compensation of $1,838,402, professional fees of $858,656, rent of $146,699, travel expenses of $134,175, insurance of $133,237, licenses of $51,073, and bank charges of $9,488. In the nine months ended September 30, 2024, increase over the nine months ended September 30, 2023 is due to realizing a full 9 months of rent expense. Additionally, some of the incremental costs of the Company’s RegA Offering and listing on the Nasdaq Capital Market increased our professional, consulting and marketing expenses in the current periods.

Other Income (Expense)

Other expense was $3,260,108 and $6,842,474 for the three and nine months ended September 30, 2024, respectively, compared to $1,914,406 and $1,459,756 for the three and nine months ended September 30, 2023, respectively, an increase of $1,345,702, and $5,382,718, respectively. In the nine months ended September 30, 2024, other income (expense) consisted of interest expense, net of interest income $4,773,663, loss on issuance of warrants of $1,935,934, loss on extinguishment of debt $108,887, loss on sale of assets $25,075 and other income $1,085. In the three months ended September 30, 2024, other income (expense) consisted of interest expense, net of interest income of $1,320,115, loss on issuance of warrants of $1,935,934 and other expense of $4,059. During the quarter ended September 30, 2024 the Company recorded a one-time expense related to the initial measurement of its warrant liability, totaling $1,935,934. The warrant liability is revalued at each reporting date based on changes in the underlying factors influencing the fair value of the warrants, such as the Company’s stock price, volatility, and other market conditions. The Company’s management believes that this one-time loss related to the warrant liability measurement should be evaluated separately from ongoing operations when assessing the Company’s financial performance. During the period, the Company incurred significant interest expense related to its term debt. This interest expense is primarily due to the high financing costs associated with the term notes, which were utilized to support ongoing working capital needs and operational expenses. These notes terms, characterized by higher interest rates relative to traditional debt instruments, have resulted in a notable impact on our financial performance for the quarter. This increase in interest expense reflects the financial obligations of maintaining liquidity and funding operations, particularly during a phase of substantial investment in refinery refurbishment and related activities. The Company continues to evaluate its capital structure to optimize costs and enhance financial stability, considering refinancing options and alternative capital sources where feasible.

Net Income (Loss)

Net loss was $4,445,260 and $10,524,493, or a loss of $0.25 and $0.59 per share, for the three and nine months ended September 30, 2024, respectively compared to net loss of $597,781 and net income of $466,646, or $0.04 and $0.03 per share, for the three and nine months ended September 30, 2023, respectively.

Our net loss compared to the previous periods net income was primarily driven by reduced net sales from refurbishment of the Foreland refinery during the period of May to July 2024, higher interest expense on increased term debt and the loss on issuance of private placement warrants.

Liquidity and Capital Resources

Introduction

We had negative operating cash flows for the three and nine months ended September 30, 2024. Our cash on hand as of September 30, 2024, was $292,290. While we had negative net cash from operations for the three and nine months ended September 30, 2024, our monthly cash flow burn rate for the nine months ended September 30, 2024 was $512,364. Although we have strong short-term cash flow, as we integrate our Foreland acquisition we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2024 and December 31, 2023, respectively, are as follows:

	September 30,	December 31,	Increase/
	2024	2023	(Decrease)

Cash	$292,920	$326,822	$(33,902)
Total Current Assets	4,801,943	6,395,859	(1,593,916)
Total Assets	26,348,051	28,175,980	(1,827,929)
Total Current Liabilities	15,591,245	12,871,163	2,720,082
Total Liabilities	17,726,267	15,087,923	2,638,344

Our cash decreased by $33,901 as of September 30, 2024 as compared to December 31, 2023. Our total current assets decreased by $1,593,916 primarily because of a decrease in accounts receivable of $1,988,215 offset by an increase of prepaid expenses of $179,439 and inventory of $248,762. Our total assets decreased by $1,827,929 due to the changes in current assets as well as an increase in property, plant and equipment of $594,876, oil and gas properties of $689,992 offset by a decrease in restricted cash $1,466,426 and operating right-of-use asset of $52,455.

Our current liabilities as of September 30, 2024 as compared to December 31, 2023 increased by $2,720,082 and our total liabilities increased by $2,638,344, both primarily as a result of an increase in current maturities of notes payable of $3,914,152, and warrant liability of $1,936,937, offset by decreases in accounts payable and accrued expenses of $1,784,476, current portion of operating lease of $12,971, lines of credit of $1,333,560, note payable of 43,316, and operating lease liability of $38,422.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2024 was $292,920. The Company will continue to require additional cash to meet ongoing operational and capital needs. Despite the company’s efforts to increase production capacity at the refinery, as well as ongoing maintenance and refurbishment activities, and the high debt payments, we are not yet generating sufficient cash flow to cover operational costs. The need for cash is driven by both regular operating expenses, and financial loan. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our equity securities, or a combination thereof, until such time as our cash flows from operations will satisfy our cash flow needs. Management remains committed to securing the necessary resources to ensure the company can meet its financial obligations and continue executing its long-term objectives.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities for the nine months ended September 30, 2024, were $4,616,746, as compared to cash generated of $2,529,554 at September 30, 2023. Our net cash used in operating activities for the nine months ended September 30, 2024 consisted of a net loss of $10,524,493, decrease in working capital of $270,380, less share based compensation of $534,572, depreciation and amortization of $589,267, amortization of debt issuance costs of $2,936,408, amortization of right-of-use asset of $52,455, loss on issuance of warrants of $1,936,937, loss on extinguishment of debt of $108,887 and loss on sale of assets of $25,075.

Investing Activities

Our cash flow used in investing activities for the nine months ended September 30, 2024 and 2023 was $1,899,211 and $1,307,265, respectively, an increase of $591,945. Our investing activities in 2024 and 2023 consisted of a net increase from proceeds of sale of assets of $200,000, payments for exploration and evaluation assets of $117,547, and payments for property, plant and equipment of $274,398.

Financing Activities

Our net cash provided by financing activities for the nine months ended [September 30, 2024 and 2023 was $5,023,763 and $2,779,347, respectively, a decrease of $2,244,416. Our cash flows from financing activities in 2024 consisted of proceeds of lines of credit of $33,556,317, proceeds from notes payable of $16,767,738, issuance of preferred stock of $308,000, exercise of warrants of $4,790,597, and issuance of common stock of $34,025, offset by payments on lines of credit of $34,889,877, payments on notes payable of $12,216,266, debt discount on notes payable of $1,565,277, preferred stock offering costs of $40,874, and common stock offering costs of $1,720,619. Our cash flows from financing activities in 2023 consisted of proceeds of lines of credit of $20,501,839, proceeds from notes payable of $2,935,860, and issuance of common stock of $28,741, offset by payments on lines of credit of $17,828,495, payments on notes payable of $41,854 and deb discount on note payable of $2,816,744.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our management concluded that the Company's disclosure controls and procedures as of September 30, 2024, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management is actively developing and implementing a plan to address and resolve any material deficiencies identified in the company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our management with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

PART II – OTHER INFORMATION

ITEM 1    Legal Proceedings

There are no updates to the disclosure of legal proceedings in our Offering Circular filed as part of our Offering Statement.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3    Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4    Mine Safety Disclosures

Not applicable.

ITEM 5    Other Information

None.

ITEM 6    Exhibits

(a)Exhibits

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (1)	Amendments to Certificate of Incorporation

3.3 (1)	Bylaws of Sky Quarry Inc

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by referencing from our Registration Statement on Form 1-A filed with the Commission on July 7, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sky Quarry Inc.

Dated: November 14, 2024	/s/David Sealock
By:David Sealock
Its:Chief Executive Officer