Form 10-K
period 2024-12-31
Sky Quarry Inc.
filed 2025-03-31
CIK 1812447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-42296

SKY QUARRY INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1803091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 W 700 S., Suite 101 Woods Cross, UT	84087
(Address of Principal Executive Offices)	(Zip Code)

(424) 394-1090

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	SKYQ	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of October 10, 2024 was $58,964,645

The number of shares of the registrant’s common stock outstanding as of March 31, 2025 was 19,986,338.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

SKY QUARRY INC.

i

PART I

Forward Looking Statements

This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward- looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward- looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, , technological change, dependence on key personnel, availability of key component parts, vendors, contractors, product liability, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to update any forward-looking statements.

Our periodic reports, proxy statements and Reports on Form 8-K are not currently on our website, however, our reports are available on the SEC’s EDGAR system and may be viewed at http://www.sec.gov.

Item 1. Business

Overview

We are an oil production, refining, and development-stage environmental remediation company formed to deploy technologies to facilitate the recycling of waste asphalt shingles and remediation of oil-saturated sands and soils, providing sustainable refined crude products. We expect the recycling and production of oil from asphalt shingles to reduce the dependence on landfills for the disposal of waste and to also reduce dependence on foreign and domestic virgin crude oil extraction for industrial uses.

We have developed a process for separating oil from oily sands and other oil-bearing solids utilizing a proprietary solvent, which we refer to as our ECOSolv technology or the ECOSolv process. The solvent is used in a closed-loop distillation and evaporation circuit which results in over 99% of the solvent being recoverable for continuous reuse and requires no water. The solvent has demonstrated oil separation rates of over 95% in bench testing using samples of both mined crushed ore and ground asphalt shingles. Bench testing was conducted in house, and through unaffiliated third parties which were completed August 30, 2022 and May 3, 2022.

We intend to finish retrofitting the PR Spring Facility in fiscal of 2025 to recycle waste asphalt shingles using our ECOSolv technology to produce and sell oil as well as asphalt paving aggregate mined from our bitumen deposit.

We expect to complete the build-out of our Asphalt Shingle Recycling (“ASR “) Facility in fiscal 2025, which can be deployed in areas with high concentrations of waste asphalt shingles and near asphalt shingle manufacturing centers. Our design contemplates a modular, scalable, purpose-built facility capable of remediating waste asphalt shingles and separation into their base components of bitumen / asphalt cement, shingle granules, sand aggregate, limestone and fiberglass.

Corporate History and Structure

We were incorporated in Delaware on June 4, 2019 as “Recoteq, Inc.” On April 22, 2020, we changed our name to “Sky Quarry Inc.” We have three (3) wholly-owned subsidiaries: 2020 Resources, 2020 Canada and Foreland.

On September 16, 2020, we acquired 2020 Resources (formerly, US Oil Sands (Utah) LLC and USO (Utah) LLC), which was incorporated on November 2, 2017. The assets of 2020 Resources include the PR Spring Facility and a 100% interest in asphalt bitumen leases covering approximately 5,930 acres in the PR Spring region in Utah. On September 16, 2020, we also acquired 2020 Canada (formerly, USO (Canada) Ltd.), which was incorporated on April 26, 2018 and is currently inactive.

On September 30, 2022, we acquired Foreland (formerly, Petro Source Resources), which was incorporated on May 29, 1998. Foreland is engaged in the refining of heavy crude oil into diesel and other petroleum products (naphtha, vacuum gas oil, and paving asphalt liquids) at its Eagle Springs Refinery located near Ely, Nevada.

The following chart depicts our organizational structure:

Industry

Waste Asphalt Shingle Market

According to a report by the United States Environmental Protection Agency titled “Advancing Sustainable Materials Management: Assessing Trends in Materials Generation and Management in the United States” dated December 2020, about 15.1 million tons of waste shingles are generated annually. Waste asphalt shingles amount to about 2.5% of the total building-related waste in the U.S. Over 96% of these waste shingles end up in landfills, occupying over 23 million cubic yards of space.

This waste stream is expected to increase considering that, according to the Asphalt Roofing Manufacturers Association, four-out-of-five homes in the U.S. are roofed with asphalt shingles. According to Grand View Research, the U.S. residential and commercial roofing materials market size was estimated at $15.72 billion in 2023 and is anticipated to grow at a compound annual growth rate of 4.5% from 2024 to 2030.

According to an industry survey by National Asphalt Pavement Association (“NAPA”), the use of reclaimed asphalt pavement (“ RAP”) has risen by 75.2% since NAPA began collecting data in 2009, while total asphalt mixture tonnage has grown by 23.3% during the same period. RAP usage during the 2022 paving season reduced the need for an estimated 26.9 million barrels of asphalt binder and more than 93 million tons of aggregate. RAP storage for future use also reduced the needed landfill space by 68.2 million cubic yards.

According to NAPA, manufacturers also kept 641,000 tons of unprocessed, recycled asphalt shingle (“RAS”) out of landfills nationwide, as RAS usage in 2022 increased by 7% over 2021 totals, reducing the need for 740,000 barrels of asphalt binder.

NAPA also reported that the usage of warm-mix asphalt (“WMA”) technologies in 2022 decreased by 1.6% from 2021, with the decreased WMA tonnage in the commercial and residential sector leading the decline. NAPA further reported that the usage of 175 million tons of WMA mix, representing slightly less than 40% of the estimated market, resulted in reduced greenhouse gas emissions on a scale equal to the annual emissions of approximately 40,000 passenger vehicles.

States and local agencies around the U.S. are beginning to see the advantage of using RAS in road infrastructure projects on county, city and state roads. They are using RAS in aggregate base courses and for granular base stabilization on local roads. Paving contractors in many states are using RAS for parking lots, private driveways and in hot mix asphalt (“HMA”) for varied purposes such as patching and temporary roads. The most promising future market may be local governments. Over the last ten years, the Minnesota Department of Transportation has been doing laboratory and field tests with RAS on hiking and biking trails and on town and county road sections, with positive results. The Georgia Department of Transportation has also experienced good results using RAS on local roads to the extent that they have modified their HMA specifications to allow for 5% waste shingles in the total mix.

The Oil Sands Market

As an unconventional hydrocarbon resource, oil sands (or bitumen) hold hundreds of billions of barrels of oil on a worldwide basis. Although Canada is the only country that is currently extracting large quantities of oil from its oil sands deposits, the United States also has large oil sands resources that can be developed, according to the U.S. Department of Interior Bureau of Land Management. In a 2007 Report entitled “A Technical, Economic, and Legal Assessment of North American Oil Shale, Oil Sands, and Heavy Oil Resources In Response to Energy Policy Act of 2005 Section 369(p)” (September 2007), prepared by the Utah Heavy Oil Program, Institute For Clean and Secure Energy and The University of Utah for the U.S. Department of Energy, the authors reported the following estimates, which estimates were based upon source material published in 1979, 1987 and 1993:

•The United States has an estimated 76 billion barrels of oil-in-place (“OIP”) from bitumen and heavy oil contained in oil sands resources (OIP are not estimates of reserves or recoverable resources).

•In the United States, Utah is known to have the largest oil sands deposits, with total resource estimates ranging from 23 to 32 billion barrels of OIP from bitumen and heavy oil contained in oil sands formations and deposits.

A substantial part of the oil sands deposits in our oil sands leases described below are accessible through outcroppings or in shallow depths with limited or no overburden. In our view, the location and accessibility of oil sands deposits at the PR Spring Facility creates an opportunity for commercial development, supported by positive economics, using surface mining techniques and our extraction technology.

The worldwide growing demand for heavy crude oil and the recent decline in crude oil production in countries such as Venezuela, Russia and the Ukraine makes the high quality, low sulfur, heavy oil found in oil sands deposits in the United States a valuable resource that has been underdeveloped to date. The development of oil sands domestically has the potential to turn the United States into a major supplier of heavy oil to world markets. To date, oil sands development has been limited by the absence of viable technology that can extract heavy oil and bitumen from the oil sands deposits in an economical and environmentally responsible manner. To that end, we aim to develop our oil sands leases in an economically and environmentally responsible manner.

Asphalt Paving Sales Market

Asphalt is a key infrastructure construction material noted for its durability, flexibility, and ability to withstand adverse weather conditions. Asphalt is widely used for resurfacing projects to extend the lifespan of existing infrastructure and to repair cracks, potholes, and deterioration. The asphalt market is driven by the demand for road infrastructure development, maintenance, and repair.

The paving infrastructure industry is seeing progress in the adoption of asphalt technologies aimed at elevating performance, durability, and sustainability, including the use of polymer-modified asphalt and warm mix asphalt, and the use of asphalt shingles and reclaimed asphalt pavement. For example, the Missouri Department of Transportation reports that blending asphalt shingles to its hot mix asphalt results in a very durable, more-rut resistant asphalt at a much lower price, and that by using RAS, the department reduces the amount of liquid asphalt in a mix design by 20% to 25%. Together, these innovations strive to extend the longevity, environmental impact, and durability of paving asphalt and to reduce the demand for virgin materials and promoting circular economy principles.

Recent favorable economic developments are expected to further boost overall activity and revenue in the construction industry where Federal and State government departments are investing in infrastructure projects such as highway or roadway repair, bridge and road construction and rehabilitation.

On November 15, 2021, President Biden signed into law a $1.2 trillion bipartisan package for new federal investments in America’s infrastructure over five years, including money for roads, bridges, mass transit, rail, airports, ports and waterways. Over $110 billion of new funds is allocated toward improving the nation’s roads and bridges, and investments in other major transportation programs.

Under the infrastructure package, $2.6 billion will be invested in roads and bridges in Utah over the next five years. Projects scheduled to start or already under construction include a brand-new highway, new interchanges, widened freeways and highways, new paths for pedestrians and cyclists, maintenance to keep roads and bridges in good condition and improved access to a new state park. Under that same infrastructure package, California will receive $28.2 billion to build and repair more than 14,220 miles of highways and 1,536 bridges over five years.

Oil Refining and Sales Market

The process of converting crude oil into usable products is called refining. Refining is part of the midstream sector, one of the three main components of the oil and gas industry. The most commonly made product from one barrel of crude oil is motor fuel, particularly gasoline and diesel. Processed crude oil has a wide array of uses. Apart from being turned into transportation fuels, it is also a major feedstock in the petrochemical industry and the building block for plastics as well as products associated with infrastructure markets. According to Statista, in 2023, global oil production reached an all-time high of 96.4 million barrels per day.

Additionally, the U.S. Energy Information Administration reported that U.S. oil production established a new record in August 2024 with an average of 13.4 million barrels per day (b/d). More crude oil was produced in the United States during August 2024 than during December 2023, when the previous monthly record of 13.3 million b/d was set. In 2025, U.S. crude oil production is projected to average 13.5 million barrels per day (b/d).

According to a 2022 report produced by the International Energy Agency, global oil consumption, given current government policies, will rise from 94 million barrels per day in 2021 to an estimated 103 million barrels per day by 2030 and then remain at or near that level until 2050.

The U.S. continues to be an important global supplier of crude oil and natural gas and has seen increased demand in local crude and refined oil products due to the national infrastructure projects that have been approved and initiated.

The PR Spring Facility

Construction of the PR Spring Facility was completed in 2019 and originally utilized a hybrid water/biosolvent recovery system for the separation of oil from oily sands and asphalt sludge. This process has since been shown to be uneconomical in the current environment and to use significant amounts of water.

We are in the process of retrofitting the PR Spring Facility to utilize our ECOSolv process to recycle waste asphalt shingles into crude oil and clean solids, and to produce oil and asphalt paving aggregate from its bitumen deposits, which will require very little or no water. This same solvent process has been demonstrated in bench tests to be effective in the separation of waste asphalt shingles into its base components of oil, sand and fiberglass. Although there are no proven oil reserves at the PR Spring facility, we believe that we will be able to economically operate the facility solely with the use of waste asphalt shingles.

We have invested approximately $4.7 million since September 16, 2020 at the PR Spring facility, all of which is related to the retrofit of the facility. We estimate the remaining capital costs for the completion of the retrofit will be approximately $4.0 million. We intend to finish retrofitting the PR Spring Facility in fiscal 2025.  We also plan to develop a modular asphalt shingle recycling facility design to grind and mill the shingle feedstock, which can be deployed in areas with high concentrations of waste asphalt shingles and near asphalt shingle manufacturers.

The ECOSolv Process

Under the ECOSolv process, mined oil sands or waste asphalt shingle (“WAS”) pellets are crushed and then mixed with a proprietary hydrocarbon-based waterless solvent and heated and agitated in a mixing vessel into a slurry. The solvent “washes” the sand clean and separates the sand from the pre-oil liquid asphalt. The freed ‘pre-oil’ is then processed during the separation stage and various products can be produced - WTI market bitumen, heavy oil or heavy crude oil. The solvent is extracted by separation, distillation and evaporation processes and is captured for re-use in the closed loop system, leaving clean heavy oil behind ready for sale. Separation of the sand is done by mechanical drying units, which evaporate and capture the solvent for reuse, leaving behind clean sand.

Bench testing for oil recovery from waste asphalt shingles was performed using samples containing 22% to 25% weight saturation asphalt bitumen content. The samples were processed using our ECOSolv process and resulted in an end product containing, on average, 20.8% bitumen and less than 1% solvent, implying a hydrocarbon recovery factor of up to 95% and solvent recovery of up to 99%.

PR Spring Asphalt Bitumen Leases

2020 Resources holds a 100% undivided interest in three contiguous asphalt bitumen leases covering approximately 5,930 acres in the PR Spring region of Uintah County, Utah. The leases were issued by the State of Utah’s School and Institutional Trust Land Administration and requires payment of annual rent of $6,380 per year and minimum royalties of $63,800 per year. Once production from the bitumen deposit begins production royalties will be paid at 6.5% of gross sales per year.

The PR Spring oil sands deposit is located along the southeast flank of the Uinta Basin, formed during the late Cretaceous and Early Tertiary period. The deposit is within the Eocene-aged Green River Formation of the Douglas Creek Member. In general, the sands thicken to the southeast, closer to their source, becoming increasingly finer-grained and carbonate rich to the north and northwest.

The location of the project is amongst rugged topography, meaning the overburden thickness of the oil-saturated sands is highly variable. This variability directly affects the total volume to bitumen in-place calculations across the property. The target deposit is topographically high, which has resulted in erosion of much of the non-reservoir overburden. The mine pits have been proposed in an ideal location where the target resource is very shallow and thick with minimal overburden and outcropping at the surface in some locations. Well data in the mine pits is very dense and high quality, with 70 core holes in the Phase 1 mine pit locations and over 180 cored wells across PR Spring acreage. A detailed understanding of the reservoir can be achieved by analysis of this data. To that end, we aim to develop our oil sands leases in an economically and environmentally responsible manner.

Eagle Springs Refinery

On September 30, 2022, we acquired Foreland, which is engaged in the refining of heavy crude oil into diesel and other petroleum products (naphtha, vacuum gas oil, and paving asphalt liquids) at its Eagle Springs Refinery located near Ely, Nevada. The refinery has a “name plate” production capacity of 4,500 barrels per day, but over the past 2 - 3 years has produced an average of 1,500 barrels per day due to local constrained supply of heavy and light oil and past issues with logistics due to COVID-19 related work restrictions. In addition to securing additional crude oil from local producers, management anticipates that the heavy oil produced at the PR Spring Facility will be refined at the Eagle Springs Refinery, resulting in increased production and revenues and higher efficiencies across the production chain.

The refinery’s major processing units include crude oil distillation, catalytic cracker, naphtha hydrotreating, and reforming units, which produce diesel, vacuum gas oil, naphtha, asphalt paving oil and other associated refined products.

Feedstock crude oil, consisting largely of heavy sulfur-heavy oil, is sourced from local producers in Nevada and Utah as well as other North American sources. All of the crude oil is delivered to the refinery by truck. Refined products are transported by third parties to wholesale, bulk, and retail customers primarily across Nevada, Utah and California and other North American jurisdictions.

Crude oil is received into the refinery tank farm and crude oil terminals, which include over 29,500 barrels of oil storage. The crude oil is processed through various refining units into products and where they are stored in the refinery’s approximately 73,800 barrels of refined product specific tankage.

Revenue Streams

Foreland produces diesel, vacuum gas oil, naphtha and asphalt paving liquids, which is then sold through short-term and long-term contracts to our established long-term customers and on the spot market.

The PR Spring Facility, once operational, is expected to produce asphalt paving aggregate, a low-sulfur heavy oil product from remediated asphalt shingles and in the future from mined bitumen sands, to be sold to and refined by the Eagle Springs Refinery, and cleaned sand.

We anticipate that the products to be derived from the recycling of waste asphalt shingles will include liquid asphalt cement, shingle granules and sand aggregate, limestone and fiberglass, which can be sold back to asphalt paving companies or shingle manufacturers.

ASR Facilities

We expect to complete the buildout of the first complete ASR Facility in fiscal 2025 and we intend to operate this first ASR facility in partnership with or at a standalone owned and operated construction and demolition waste management facility. We believe that this will provide us with a steady supply of waste shingle feedstock, allow for quality control and collection of tipping fees. Discussions with other suitable facilities with existing waste shingle stockpiles are underway.

We have completed the design of the ASR Facility “front end” module, which are used to grind and mills the shingle feedstock and in the process extracts and separates the granules and sand, and presses the remaining bitumen and solids into pellets for ease of transportation. We have fabricated and intend to deploy and commission the first ASR Facility front end module in the first half of 2025 and two more front end modules in the second half of 2025. Processed WAS pellets from the front-end modules will initially be shipped to the PR Spring Facility for secondary remediation while “back end” modules are used for the distillation process to separate the solvents from the pre-oil, to allow for the separation of petroleum BS&W from the oil utilizing the ECOSolv process ,and for complete on-site remediation while providing clean sales crude which can be further refined at the Foreland Refinery.

We believe that the ASR Facility design will be capable of remediating waste asphalt shingles into their basic components - asphalt cement, shingle granules, sand aggregate, limestone and fiberglass - utilizing the ECOSolv separation process. These components will be sold for use as binding material and tar coat to the asphalt paving industry or to roofing shingle manufacturers. Our business plans call for the construction and operation of five or more ASR Facilities during the next five years.

We have identified target markets across the United States, with the potential to scale regionally to Virginia, Vermont, Alabama, Florida, and Maryland before addressing larger markets such as California, Oregon, and Washington State.

Reserves

We do not have any proven reserves on our bitumen leases at the PR Spring Facility, primarily due to the fact that our ECOSolv process, which we will use to produce oil from the bitumen leases, has not been used in a commercial setting.

Raw Materials and Suppliers

The primary raw materials used in the manufacture of our current products are crude oil and other petroleum fuel operational inputs. The cost of these raw materials is a key factor in pricing our products.

We source raw materials from multiple regional and national suppliers, and we continue to explore partnership or supplier opportunities to optimize our costs.

We have historically purchased certain key raw materials from a limited number of suppliers. For the year ended December 31, 2024, three vendors accounted for 20%, 13%, and 11% respectively, of our supply of crude oil and other petroleum fuel operational inputs, and for the year ended December 31, 2023, five vendors accounted for 18%, 15%, 13%, 12% and 10%, respectively, of our supply of crude oil and other petroleum fuel operational inputs. We purchase raw materials on the basis of purchase orders. While we believe that there is an ample supply of most of the raw materials that we need, in the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these raw materials from our existing suppliers or alternates in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key raw materials in a timely fashion, it would result in a significant delay in delivering our products. Furthermore, failure to obtain a sufficient supply of these raw materials at a reasonable cost could also harm our revenue and gross profit margins. Please see “Risk Factors—General Risks Related to Our Business—We depend on several principal suppliers for the majority of our crude oil. A disruption in supply or a change in our relationship with any one of them could adversely affect our business, financial condition and results of operations” for a description of the risks related to our supplier relationships.

Sales and Marketing

Our comprehensive sales and marketing strategy will be utilized to drive growth, establish brand recognition, and expand our market reach and client base. This will involve attending industry conferences and events in the green tech, energy, and waste management sectors, leveraging our website, email marketing, and social media platforms, and regularly distributing press releases to share important Company updates and milestones. We will also pursue both earned and paid placements in newsletters and media outlets at local and national levels to further enhance visibility to amplify our message.

Customers

Our customers generally include refineries that use our products for feedstock to process into finished petroleum products.

For the year ended December 31, 2024, three customers accounted for approximately 35%, 23% and 22%, respectively, of our total net sales, and for the year ended December 31, 2023, these customers accounted for approximately 33%, 17% and 14%, respectively, of our total net sales. These customers do not have any ongoing commitment to purchase our products. While additional customers continue to be sourced, customer concentration risk still exists. The loss of or a sustained decrease in demand by any one of these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. See “Risk Factors—General Risks Related to Our Business—We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.”

Competition

We compete with a multitude of foreign, regional, and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

Competitive Strengths

We have identified several competitive strengths that we believe will support our position in the emerging waste asphalt shingle recycling industry. These include our ability to optimize margins through diversified revenue streams, establishing long-term contracts, and our ability to rapidly scale our operations.

We believe that our adaptable business model, focused on collecting tipping fees ranging from $45 to $150 per ton for waste asphalt shingles with a processing cost of approximately $25 per ton, will enable us to produce bitumen and other materials at minimal cost based on our internal analysis. According to a Statista reported dated August 28, 2024, tipping fees in the US 2022 and 2023 ranged from $43 to $83 per ton, however based on our internal research we believe that tipping fees can be as high as $145-$160 per ton, in certain locations.

We believe that this approach will generate revenue from shingle collection while eliminating the high upfront costs associated with traditional oil extraction methods such as drilling. We also believe that this will allow us to rapidly expand operations, strengthen access to feedstock supply chains, and leverage both national and regional sales opportunities to drive sustained growth.

While we believe we are well-positioned to lead in the waste asphalt shingle recycling sector due to our ability to recycle this material into multiple high value products, we recognize the challenges that come with the rapid growth of this emerging industry. However, we believe our fully integrated process, capable of producing and refining, will offer a distinct advantage by streamlining every step from extraction to refining, ensuring greater efficiency and control over production. By combining refining capabilities with cost-effective operations, we believe that we can produce high-quality materials with significant cost savings and minimal environmental impact.

Growth Strategies

Our growth strategy will focus on rapid scalability, strategic partnerships, and the development of our modular ASR facilities. Our goal is to establish at least five ASR facilities over the next five years, in an effort to strengthen our operational capacity while establishing a firm position within our target markets. These modular facilities, designed for scalability and cost efficiency, can break down shingles into base components such as sand, granules, and bitumen, and setting up these facilities will provide a consistent supply of waste asphalt shingle feedstock while producing valuable by-products like sand and granules, which we believe will potentially generate regional revenue with projected revenues of $5-$12 million per facility.

Management has identified waste streams of hundreds of thousands of tons of waste asphalt shingles that align with our immediate needs and is working to establish key partnerships which will be a vital element of our growth strategy, enabling us to maximize revenue potential while reducing logistical challenges related to material transportation. We are working to form partnerships with waste management companies, roofing contractors and asphalt shingle manufacturing plants. By working closely with these partners, we intend to streamline the collection, recycling, and repurposing of the waste asphalt material.

Additionally, we intend to establish our presence in regions with tightened landfill diversion regulations, which we believe will position us as one of the few effective solutions for managing this material. We believe that this capability will enable us to secure higher tipping fees, and as our national footprint expands, we anticipate that increasingly stringent regulations will further support our growth.

Intellectual Property

We hold the following patents and patent applications:

ID Type	Patent Name	Filing Date	Issue Date	Expiry Date
Patent 2578873	Removal of hydrocarbons from particulate solids (Canada)	10/15/2024	12/11/2012	12/11/2032
Patent 8758601B2	Removal of hydrocarbons from particulate solids (U.S.)	09/18/2012	06/24/2014	09/18/2032
Patent 10184084B2	Oilsands processing using inline agitation and an inclined plate separator (U.S.)	12/04/2015	01/22/2019	12/04/2035
Application 3028202 (1)	Method for producing pipeline specification bitumen from oil sands mining and extraction facilities using non-miscible solvents and centrifuge processing (Canada)	12/20/2018
Application 2017/ 0306242 A1 (1)	Method for producing pipeline specification bitumen from oil sands mining and extraction facilities (U.S.)	10/26/2017

(1)Patent applications are currently under review and may not be renewed if they have no practical application under the new solvent-based recovery system being contemplated.

Our ECOSolv process is protected as a trade secret.

Properties

Our corporate headquarters are located in Woods Cross, Utah, where we lease office space at 707 W. 700 S, Suite 101. We currently lease the following additional principal properties.

We hold mineral leases (or the operating rights under leases) covering approximately 5,930.3 net acres within the State of Utah. Our oilsands remediation at the PR Spring Facility is sited on one of these leases. Terms of the leases are set forth in the table below.

Reference	Gross Acres	Net Acres	Lease Expiry Date(1)	Annual Rent(2)	Annual Advance Minimum Royalty(3)	Production Royalty Rate(4)
ML-49579	50.4	50.4	12/31/2024	$500	$5,000	6.5%
ML-49927	4,319.9	4,319.9	05/31/2025	4,320	43,200	6.5%
ML-51705	1,560.0	1,560.0	01/31/2030	1,560	15,600	8%
Total	5,930.3	5,930.3		$6,380	$63,800

(1)Leases may be extended past expiry date by continued payment of annual rent and annual advance minimum royalty.

(2)Annual rent may be credited against production royalties payable during the year.

(3)Annual advance minimum royalty may be credited against production royalties payable during the year.

(4)The production royalty is payable on the market price of products produced from the leased substances, without deduction of costs for mining, overhead, labor, distribution or general and administrative activities.

We also hold two leased land rights of way rentals in Nye County, Nevada, totaling approximately 40 acres. Our Eagle Springs Refinery is sited on one of these leases.

Reference	Acres	Lease Expiry Date	Annual Fee
Right-of-Way Grant N-41035	19.7	12/31/2054	$2,850
Right-of-Way Grant N-42414	20.3	12/31/2044	1,400

We are seeking to develop the 5,930 acres of land in PR Spring, Utah for the production of heavy oil/bitumen and asphalt paving aggregate from bituminous asphaltic sands deposits and are in the process of retrofitting our existing mining and processing facilities to utilize our ECOSolv technology. During the years ended December 31, 2024 and 2023, we conducted no mining operations. As of the date hereof, the PR Spring lands are classified as an exploration stage property and hold no mineral reserves or proven minerals reserves, as those terms are defined in Subpart 1300 of Regulation S-K.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable space will be available to accommodate any such expansion of our operations.

Employees

As of December 31, 2024, we had 26 full-time employees and 3 part-time employees and/or contractors.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Government Regulation

We are subject to regulation by multiple U.S. government agencies, including the U.S. Environment Protection Agency, or the EPA.

We are subject to the requirements of the Federal Occupational Safety and Health Act, or OSHA, and comparable state laws. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of the Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations. Also, pursuant to OSHA, the Occupational Safety and Health Administration has established a variety of standards related to workplace exposure to hazardous substances and employee health and safety.

The Federal Oil Pollution Act of 1990, or OPA, and resulting regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term “waters of the United States” has been broadly defined to include inland water bodies, including wetlands and intermittent streams. The OPA assigns joint and several strict liability to each responsible party for oil removal costs and a variety of public and private damages. We believe that we are in compliance with the OPA and the federal regulations promulgated thereunder in the conduct of our operations.

The Federal Water Pollution Control Act, or the Clean Water Act, and resulting regulations, which are primarily implemented through a system of permits, also govern the discharge of certain contaminants into waters of the United States. Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies could require us to cease construction or operation of certain facilities or to cease hauling wastewater to facilities owned by others that are the source of water discharges. We believe that we substantially comply with the Clean Water Act and related federal and state regulations.

The application, interpretation, and enforcement of these U.S. laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate and may be interpreted and applied inconsistently with our current policies and practices. Any existing or new legislation applicable to our operations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, to respond to regulatory inquiries or investigations, and to defend individual or class litigation. These events could cause us to divert significant resources and funds to addressing these issues, and possibly require us to change our business practices.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we will be permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

•comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the first registered offering of our securities, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Item 1A. Risk Factors

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below as well as the other information included in this Form 10-K, including “Cautionary Note Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K, before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

General Risks Related to our Business

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

We sustained losses from operations of $7,523,186 and $1,367,881 for the years ended December 31, 2024 and 2023, respectively. Accordingly, we have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited consolidated financial statements for the year ended December 31, 2024, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties related to our ability to operate on a going concern basis. In its report on our consolidated financial statements for the years ended December 31, 2024 and 2023, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations, which would have a material adverse effect on our operations.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

We have outstanding debt that is past due and we are not currently making full payments to certain of our lenders pursuant to outstanding loan and merchant cash advance agreements which could result in our lenders declaring the loans to be in default.

As of the date hereof, we have outstanding debt in the amount of approximately $5,959,952 that is currently past due. Foreland is party to a loan agreement with LendSpark Corporation, or LendSpark, and a merchant cash advance agreement with Libertas Funding LLC, or Libertas. At present, Foreland is making reduced payments to both LendSpark and Libertas. These payments continue to decrease the outstanding balances owed under the agreements; however, making less than the full required payments constitutes a breach of the respective agreements.

As part of these agreements, Foreland has pledged all of its assets as collateral. Consequently, LendSpark or Libertas could declare a default and initiate foreclosure proceedings on Foreland’s assets. Such an action would materially adversely impact our operations, as Foreland currently represents all of our revenue-generating activities.

In the event of foreclosure, it is likely that our ability to continue operations would be compromised, which could result in significant losses for our stockholders and could require us to pursue bankruptcy protection.

We have a limited operating history upon which you can evaluate our performance, have a history of losses and have only been operating the Eagle Springs Refinery since September 30, 2022. Accordingly, our prospects must be considered in light of the risks that any new company encounters.

On September 30, 2022, we acquired the Eagle Springs Refinery and the likelihood of our creation of a viable business must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the integration of a newly acquired operating business, the growth of our business from the PR Spring Facility, operation in a competitive industry, declining revenues at Eagle Springs Refinery, and the continued development of our technology and products. We anticipate that our operating expenses will increase for the near future, and there is no assurance that we will be profitable in the near future, if at all.

You should consider our business, operations, and prospects in light of the risks, expenses, and challenges facing the Company in its early stages.

Our future operating results will depend on many factors, including but not limited to:

•our ability to efficiently run Eagle Springs Refinery;

•our ability to recover lost market share at the Eagle Springs Refinery;

•our ability to raise adequate working capital;

•the success of the development of our facilities;

•the level of our competition;

•the New York Mercantile Exchange West Texas Intermediate Crude Oil spot contract (an oil price benchmark that is central to global commodities trading and is used to forecast energy input and commodity sale prices), or WTI, market;

•our ability to successfully integrate the acquisition of the Eagle Springs Refinery and operations;

•our ability to attract and maintain key management and employees; and

•our ability to efficiently develop and produce sufficient quantities of saleable products from waste asphalt shingles in a highly competitive and speculative environment while maintaining quality and controlling costs.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

For the year ended December 31, 2024, three customers accounted for approximately 35%, 23% and 22%, respectively, of our total net sales, and for the year ended December 31, 2023, these customers accounted for approximately 33%, 17% and 14%, respectively, of our total net sales. These customers do not have any ongoing commitment to purchase our products. The loss of or a sustained decrease in demand by any one of these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, should any of these large customers default in their obligations to pay, our results of operations and cash flows could be adversely affected.

We depend on several principal suppliers for the majority of our crude oil. A disruption in supply or a change in our relationship with any one of them could adversely affect our business, financial condition and results of operations.

We have historically purchased certain key raw materials from a limited number of suppliers. For the year ended December 31, 2024, three vendors accounted for 20%, 13%, and 11% respectively, of our supply of crude oil and other petroleum fuel operational inputs, and for the year ended December 31, 2023, five vendors accounted for 18%, 15%, 13%, 12% and 10%, respectively, of our supply of crude oil and other petroleum fuel operational inputs. A change of vendors, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on the continued service of our management team.

Our future success is dependent, in a large part, on retaining the services of our current management team. Our executive officers possess a unique and comprehensive knowledge of our industry, our technology and related matters that are vital to our success within the industry. The knowledge, leadership and technical expertise of these individuals would be difficult to replace and the loss of one or more of our officers could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long-term business strategy. We do not maintain a key person life insurance policy on any of the members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of our directors or officers. Notwithstanding the above, none of our officers have any experience in recycling waste asphalt shingles.

The issuance of shares of our common stock as compensation to officers, directors, employees and consultants could have an adverse effect on our operating results and a dilutive effect on our shareholders.

From time-to-time we issue shares of our common stock to officers, directors, employees and consultants for services rendered.  A significant issuance of our common stock to any of these recipients would have a dilutive effect on the value of your shares, will increase general and administrative expense and will have an adverse effect on our earnings, and may require us to make subjective estimates and assumption, all of which could materially impact our results of operations.

We have entered into financing arrangements that contain covenants that could limit our ability to engage in certain transactions.

We have entered into financing arrangements with lenders that contain covenants that could limit our ability to engage in specified types of transactions. These covenants may limit our ability to, among other things, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

A breach of any of the covenants with our lenders could result in a default under the terms of the financings in which the lender could elect to declare all amounts outstanding thereunder to be immediately due and payable and foreclose on substantially all of our assets which are secured by such financing arrangements. Furthermore, if our current secured financial obligations are repaid, we may need to pledge all of our assets as collateral to secure additional financing in the future.

Acquisition opportunities may present themselves that in hindsight did not achieve the positive results anticipated by our management.

From time to time, acquisition opportunities may become available to us. Those opportunities may involve the acquisition of specific assets, such as intellectual property or inventory, or may involve the assumption of the business operations of another entity. Our goal with any future acquisition is that any acquisition should be able to contribute neutral to positive EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to us after integration. To effect these acquisitions, we will likely be required to obtain lender financing or issue additional shares of stock in exchange for the shares of the target entity. If the performance of the acquired assets or entity does not produce positive results for us, the terms of the acquisition, whether it is interest rate on debt, or additional dilution of stockholders, may prove detrimental to our financial results or the performance of your particular shares.

Environmental and regulatory compliance may impose substantial costs on us.

Our operations are or will be subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

Our activities are or will be subject to extensive laws and regulations governing our remediation, and recycling activities, as well as those governing exports, taxes, labor standards, occupational health, waste disposal, land use, protection and remediation of the environment, protection of endangered and protected species, operational safety, toxic substances and other matters. Generally, our activities and operations may be subject to risks and liabilities associated with pollution of the environment and disposal of any waste products. Compliance with these laws and regulations may impose substantial costs on us and may subject us to potential liabilities. In addition, should there be changes to existing laws or regulations, our competitive position within the industry may be adversely affected, as many industry players may have greater resources than we do.

We may be exposed to third party liability and environmental liability in the operation of our business.

Our operations could result in liability for personal injuries, property damage, discharge of hazardous materials, remediation and clean-up costs and other environmental damage. We could be liable for environmental damages caused by previous owners. As a result, we may incur substantial liabilities to third parties or governmental entities, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. The release of harmful substances in the environment or other environmental damages caused by our activities could result in us losing our operating and environmental permits or inhibit us from obtaining new permits or renewing existing permits. At such time as we commence operations at our PR Spring Facility and ASR Facility, we intend to obtain and maintain additional insurance coverage for our operations, including limited insurance coverage for sudden environmental damages. Accordingly, we could incur substantial costs to comply with environmental laws and regulations which could affect our ability to operate as planned.

We rely on technology to conduct our business, and our technology could become ineffective or obsolete.

We rely on technology, including proprietary techniques, processes, and intellectual property, as well as closely-held economic models, to develop our plans and estimates and to guide our development, processing, and production activities. We will be required to continually enhance and update our technologies in order to maintain their efficacy and to avoid obsolescence. As such, our business may carry with it a greater degree of technological risk than other projects that employ commercially proven technologies. If major process design changes are required, the costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than if we were technology more efficient.

An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, inclement weather, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial condition, and results of operations.

Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect us and our vendors and suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Our business depends on consumer demand for our services and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, legislative and regulatory changes, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather and climate change, natural disasters, terrorism, uncertainty in the banking system, outbreak of viruses or widespread illness, and consumer perceptions of personal well-being and security. Unfavorable economic conditions can lead consumers to forgo our services and consumer demand for our services may not grow as we expect. We believe perceived recessionary risks will continue to impact our results of operation in 2025. For example, perceived recessionary risks may cause companies and individuals to reduce travel for either professional or personal reasons and drive higher prices in the supply chains we rely upon.

We are exposed to the impact of rising inflation rates, which could negatively affect our results of operations and our ability to invest and hold our cash.

The United States has recently experienced historically high levels of inflation. Additionally, recent trade disputes between the United States and other countries resulting in the imposition of increased tariffs on products imported into the U.S., and the ongoing conflicts between Russia and Ukraine and in the Middle East, have contributed to higher inflation.

The Consumer Price Index for All Urban Consumers, a widely followed inflation gauge published by the U.S. Bureau of Labor Statistics, increased by 2.8% from February 2024 to February 2025. The general effects of inflation on the global economy can be wide-ranging, evidenced by rising wages and rising costs of consumer goods and necessities. If the inflation rate continues to increase, this will result in, for example, increases in the cost of fuel, labor and other costs, which will adversely affect our expenses, such as employee compensation which accounts for a significant portion of our operating expenses.

Our fuel purchase, labor and airport operations contracts generally do not provide meaningful price protection against increases in costs. Our current policy is not to enter into transactions to hedge our fuel costs, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of December 31, 2024 and December 31, 2023, we did not have any fuel hedging contracts outstanding to hedge our fuel costs. Additionally, we do not typically enter long-term labor agreements with our pilots or ground service personnel to fix our employee-related costs. We do not intend in the foreseeable future to enter into any future transactions to hedge the cost of fuel, and assuming we do not otherwise fix our labor costs, we will continue to be fully exposed to fluctuations in prices of material operating costs.

Failure to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, or our failure to remediate our existing material weaknesses in our internal control over financial reporting, could have a material adverse effect on our results of operations, financial condition and cash flows.

As a public reporting company, we are required to establish and periodically evaluate our disclosure controls and procedures with respect to information we file with or submit to the SEC and our internal control over financial reporting with respect to our financial statements and related disclosures. In particular, we are required to assess the effectiveness of our internal control over financial reporting at the end of each fiscal year pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify deficiencies in our internal control over financial reporting, we may be unable to accurately report our financial results or report to them within the timeframes required by the SEC. If this occurs, we could become subject to sanctions or investigations by the SEC or other regulatory authorities, or investors and other users of our financial statement may lose confidence in the accuracy and completeness of our financial reports. This may in turn impair our business, restrict our access to the capital markets, and adversely impact our stock price.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We are currently in the process of implementing a remediation plan to address these material weaknesses. If our remediation efforts are insufficient or not completed in a timely manner, or if additional material weaknesses in our internal control over financial reporting are identified or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this prospectus. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: valuation of our share-based compensation, fair value measurements of our debt and equity transactions; and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Risks Related to Asphalt Shingle Recycling

The nature of our WAS recycling operations may involve various risks.

Our anticipated operations in asphalt shingle recycling and reclamation involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Furthermore, the marketability of any products produced from waste asphalt shingles will be affected by numerous factors beyond our control. These factors include, but are not limited to, price fluctuations, proximity and capacity of processing equipment, equipment and labor availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, allowable production, importing and exporting of base components of asphalt cement, shingle granules, sand aggregate, limestone and fiberglass, land use and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

Our ECOSolv Technology May Not Work as Expected.

The recovery of oil from our bitumen deposit and the process of recycling WAS is dependent on the viability of our proprietary technology, which we refer to as the ECOSolv process. However, the ECOSolv technology has never been used on a commercial scale. If the ECOSolv technology does not perform as expected, our WAS business plan is likely to fail.

The viability of our asphalt shingle recycling and reclamation business plan, business operations, and future operating results and financial condition are and will be exposed to fluctuating prices for our end-products.

Prices for asphalt cement, shingle granules, sand aggregate, limestone and fiberglass, and their related products are affected by supply and demand, which can fluctuate significantly. Factors that influence supply and demand include operational issues, natural disasters, weather, political instability or conflicts, and economic conditions. Price fluctuations can have a material effect on our ability to raise capital and fund our activities, our potential future earnings, and our financial condition.

Because of the speculative nature of asphalt shingle recycling, there is a risk that our business may not succeed.

We cannot provide any assurance that we will be able to obtain a requisite amount of feed stock or asphalt shingles necessary for the success of our asphalt shingle recycling and reclamation operations, which may force us to abandon or curtail our business plan related to asphalt shingle recycling and reclamation and, as a result, any investment in us may become materially adversely effected.

The price for asphalt cement, shingle granules, sand aggregate, limestone and/or fiberglass is subject to a variety of factors that are beyond our control.

The price for asphalt cement, shingle granules, sand aggregate, limestone and/or fiberglass is subject to a variety of factors that are beyond our control. These factors include:

•consumer and/or industrial demand;

•supply of asphalt shingles;

•domestic governmental regulations and taxes;

•the price and availability of solvent materials and feedstocks;

•adverse weather conditions;

•worldwide economic conditions.

The market for asphalt cement, shingle granules, sand aggregate, limestone and/or fiberglass may be highly competitive, and intensely competitive pressures could force us to abandon or curtail our business plan related to asphalt shingle recycling and reclamation.

The market for asphalt cement, shingle granules, sand aggregate, limestone and/or fiberglass products may be highly competitive, and we can only expect competition to intensify in the future. Numerous well-established companies are focusing significant resources on similar recycling and remediation activities and may be competing with us for opportunities. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own marketing operations, which may give them a competitive advantage. Actual or potential competitors may be strengthened through the acquisition of additional assets and interests. As a result, there can be no assurance that we will be able to compete successfully or that competitive pressures will not adversely affect our business, results of operations and financial condition. If we are not able to successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause any investment in us to become worthless.

Decommissioning costs are unknown and may be substantial. Unplanned costs could divert resources from other projects.

In the future, we may become responsible for costs associated with abandoning and reclaiming facilities which we use for recycling of asphalt shingles. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” The use of funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

We may have difficulty marketing or distributing the asphalt cement, shingle granules, sand aggregate, limestone and/or fiberglass we may produce, which could harm our financial condition.

In order to sell the finished asphalt cement, shingle granules, sand aggregate, limestone and fiberglass that we are able to produce from the asphalt shingle recycling process, if any, we must be able to make economically viable arrangements for the storage, transportation and distribution of these products. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of our products and in turn diminish our financial condition or ability to maintain our operations.

We do not yet have a market for the anticipated recycled products that we expect to generate from our PR Spring Facility.

There can be no assurance that a market will develop for the recycled products that we intend to produce at our PR Spring Facility. We do not have any sales or supply agreements with any company for the byproducts of waste asphalt shingles.

Our shingle remediation activities will be dependent upon having an available supply of waste asphalt shingles from waste haulers, shingle manufacturers or other third parties.

We do not have any supply agreements with landfills and/or private waste haulers to supply us with waste asphalt shingles. As our PR Spring facility is located in a remote location, we may not be able to economically source or have waste asphalt shingles delivered to us form waste haulers, shingles manufacturers or other 3rd parties.  If we are unable to source waste asphalt shingles, our business operations and financials would be adversely affected.

Risks Related to Oil Sands Exploration

We do not have any proven oil reserves.

As of the date hereof, our bitumen deposit did not have any proven oil reserves. If our oil sands do not contain economically recoverable heavy oil and bitumen and/or we are unable to commercially extract such quantities, we may be forced to abandon or curtail our planned oilsands operations at our PR Spring Facility and, as a result, our operating results could be adversely affected.

The price of oil has historically been volatile.

Our future financial condition and results of operations will depend, in part, upon the price for oil. Oil prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations will be highly dependent on the prices that we receive for oil. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The price for oil is subject to a variety of additional factors that are beyond our control. These factors include:

•the level of consumer and industrial demand for oil;

•the domestic and foreign supply of oil;

•the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to agree to and maintain oil price and production controls;

•domestic governmental regulations and taxes;

•adverse weather conditions;

•market uncertainty due to political conditions in oil and gas producing regions; and

•worldwide economic conditions.

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil price movements with any certainty. In a low oil price environment oil sands exploration and development may not be economically or financially viable or profitable. Prolonged periods of low oil prices, or rising costs, could result in our mining and processing operations being delayed or cancelled.

Furthermore, our ability to sell oil will be affected by numerous factors beyond our control. These factors include, but are not limited to, proximity and capacity of refineries and pipelines and processing equipment, equipment and labor availability and government regulations (including, without limitation, regulations relating to taxes, royalties, importing and exporting of oil, and land use and environmental protection). Weather conditions or natural disasters or labor disputes may impair the distribution of oil and in turn diminish our financial condition and our ability to maintain our operations.

Oil sands development involves many risks.

The oil sands development business involves a variety of operating hazards and risks such as explosions, fires, spills, pollution, release of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. As a result, we may incur substantial liabilities to third parties or governmental entities, the payment of which could reduce or eliminate the funds available to us and/or force us to expend substantial monies in connection with litigation or settlements.

Decommissioning costs are unknown and may be substantial. Unplanned costs could divert resources from other projects.

In the future, we may become responsible for costs associated with abandoning and reclaiming wells and facilities which we use for processing of oil sands. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning”. If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

Risks Related to Oil Refining and Fuels Production

Volatility in crude oil and wholesale diesel prices affect our business, financial condition and results of operations.

Wholesale diesel prices are directly related to, and fluctuate with, the price of crude oil. Volatility in the price of crude oil, and subsequently wholesale fuel prices, is caused by many factors, including general political, regulatory and economic conditions, acts of war, terrorism or armed conflict, instability in oil producing regions, particularly in the Middle East and South America, refinery capacity and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations. In addition, the supply of fuel and our wholesale purchase costs could be adversely affected in the event of a shortage or oversupply of product, which could result from, among other things, the Russian invasion of Ukraine and the sanctions imposed on Russia and other countries, interruptions of fuel production at oil refineries, new supply sources, and sustained increases or decreases in global demand for diesel fuels. Significant increases and volatility in wholesale fuel prices could result in lower gross profit, as an increase in the retail price of motor fuel could impact consumer demand for diesel and could result in lower wholesale fuel gross profit dollars. As the market prices of crude oil, and, correspondingly, the market prices of wholesale fuels, experience significant and rapid fluctuations, we attempt to pass along wholesale price changes to our customers; however, we are not always able to do so immediately. The timing of any related increase or decrease in sales prices is affected by competitive conditions in our market areas. As such, our revenues and gross profit can increase or decrease significantly and rapidly over short periods of time and potentially adversely impact our business, financial condition, and results of operations. The volatility in crude oil and wholesale fuel costs and sales prices makes it extremely difficult to forecast future gross profits or predict the effect that future wholesale costs and sales price fluctuations will have on our operating results and financial condition.

There are difficulties in operating an oil refinery which could adversely affect our business, financial condition and results of operations.

Operating a remote refinery requires various steps from receiving raw materials on site, transporting or housing employees, maintaining the refinery in operational condition, to transporting refined products to customers. Additional factors that make operating an oil refinery difficult are the risk of explosions, fire, equipment failure and cyber security threats among others. If Foreland experiences one or more of these factors, the Company’s operations could be materially adversely affected.

A significant decrease in demand for diesel and gasoline, including increased consumer preference for alternative fuels or improvements in fuel efficiency, in the areas we serve would materially affect our revenues and profitability.

The Energy Information Administration of the U.S. Department of Energy projects that U.S. motor gasoline consumption will decline at an average rate of 1.1% per year between 2012 and 2040 as improvements in fuel efficiency are expected to outpace increases in miles driven. A significant decrease in demand for these products in the areas we serve could significantly reduce our revenues. Our revenues are dependent on various trends, such as trends in consumer disposable income, the trucking industry, and travel in our market areas, and these trends can change. Regulatory action, including government-imposed fuel efficiency standards, may also affect demand for these fuels. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of products we distribute, our costs and expenses might not decrease notably or at all should we experience such a reduction. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.

Any technological advancements, regulatory changes or changes in consumer preferences causing a significant shift toward alternative products could reduce demand for the conventional petroleum-based fuels we currently produce. Additionally, a shift toward electric, hydrogen, natural gas or other alternative-power vehicles could fundamentally change our customers’ shopping habits or lead to new forms of fueling destinations or new competitive pressures.

New technologies have been developed and governmental mandates have been implemented to improve fuel efficiency, which may result in decreased demand for petroleum-based fuel. For example, in December 2021, the Biden Administration announced revised greenhouse gas emissions standards for light-duty vehicle fleets for Model Years 2023-2026, which some manufacturers may meet by increasing fuel efficiency or increasing the prevalence of zero-emissions vehicles in their fleets. The Biden Administration has also set a goal for federal vehicle acquisitions to be 100% zero-emissions vehicles by 2035, which may further influence the composition of vehicle fleets. Any of these outcomes could result in a reduction in demand from our wholesale customers, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The industries in which we operate are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our cash flow.

We typically experience more demand for diesel in the late spring and summer months than during the fall and winter. Travel, farming, recreation and construction are typically higher in these months in the market areas in which we operate, increasing the demand for fuel that we sell and distribute. Therefore, our revenues and cash flows are typically higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary widely from period to period, affecting our cash flow.

Our operations are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities that could exceed current expectations.

Our operations are subject to stringent and complex federal, state and local laws and regulations governing the release, disposal or discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to environmental protection.

There is an inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbons and other hazardous substances and wastes, as a result of air emissions related to our operations. Spills or other releases of regulated substances, including such spills and releases that occur in the future, could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations. Under certain of such laws and regulations, we could be held strictly liable for the removal or remediation of previously released hazardous materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted. In connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the trucking industry could continue, resulting in increased costs of doing business and consequently affecting profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general in addition to our own results of operations, competitive position or financial condition. To the extent laws are enacted or other governmental action is taken that restricts development or imposes more stringent and costly operating, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

A climate-related decrease in demand for crude oil could negatively affect our business.

Supply and demand for crude oil is dependent upon a variety of factors, many of which are beyond our control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of greenhouse gases could increase the cost of consuming crude oil, thereby potentially causing a reduction in the demand for this product. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes or consumer preferences could result in decreased demand for products like crude oil. Any decrease in demand could consequently reduce demand for our services and could have a negative effect on our business.

Our business operations may be materially adversely affected by negative impacts to the global economy, capital markets, or other geopolitical conditions resulting from economic uncertainty, armed conflicts, acts of terrorism, political unrest or health epidemics.

During the last several years, the global supply and demand for crude oil has experienced periodic downturns and sustained volatility, impacted by such factors as the COVID-19 pandemic and recovery, Russia’s invasion of Ukraine and the related sanctions imposed on Russia, the ongoing conflict in Israel and the Gaza Strip and the ensuing conflict in the Middle East, the global response to such conflicts, supply chain constraints and rising interest rates and costs of capital. Furthermore, the United States experienced a significant inflationary environment in 2022 that, along with international geopolitical risks, has caused oil and gas prices to retreat from their earlier highs in 2022 and has created further volatility. In 2023, OPEC announced production cuts to reduce the global oil supply, and in December 2024, OPEC announced that it will extend such cuts through March 2025 and expects to gradually phase out such cuts through September 2026An. The actions of OPEC with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production cuts, may result in further volatility in commodity prices and the oil industry in general.

Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Any such disruptions may also magnify the impact of other risks described herein.

Risks Related to Ownership of our Common Stock

We may not be able to maintain a listing of our common shares on Nasdaq.

Our common stock is listed on Nasdaq, and we must meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq. If we fail to meet any listing standards or if we violate any listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

The market price of our stock may be highly volatile, and you could lose all or part of your investment.

The market for our common stock may be characterized by significant price volatility when compared to the shares of larger, more established companies that have large public floats, and we expect that our stock price will be more volatile than the shares of such larger, more established companies for the indefinite future. The stock market in general has recently been highly volatile. Furthermore, there have been recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility following a number of recent initial public offerings, particularly among companies with relatively smaller public floats. We may also experience such volatility, which may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

The market price of our common stock is likely to be volatile due to a number of factors. First, as noted above, our common stock is likely to be more sporadically and thinly traded compared to the shares of such larger, more established companies. The price for our common stock could, for example, decline precipitously in the event that a large number of shares are sold on the market without commensurate demand. Furthermore, we are a speculative or “risky” investment due to our limited operating history. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of the foregoing factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance. The market price of our common stock could also be subject to wide fluctuations in response to a broad and diverse range of factors, including the following:

•actual or anticipated variations in our periodic operating results;

•increases in interest rates that lead investors of our common stock to demand a higher investment return;

•changes in earnings estimates;

•changes in market valuations of similar companies;

•actions or announcements by our competitors;

•adverse market reaction to any increased indebtedness we may incur in the future;

•additions or departures of key personnel;

•actions by stockholders;

•speculation in the media, online forums, or investment community; and

•our ability to maintain the listing of our common stock on Nasdaq.

As a result, our shareholders could suffer a loss on their investment.

An active, liquid trading market for our common stock may not be sustained, which may make it difficult for you to sell the common stock you purchase.

We cannot predict the extent to which investor interest in us will sustain a trading market or how active and liquid that market may remain. If an active and liquid trading market is not sustained, you may have difficulty selling any shares of our common stock that you purchase at a price above the price you purchase them or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to acquire other companies or technologies by using our securities as consideration.

Since we do not expect to pay any cash dividends for the foreseeable future, investors may be forced to sell their stock in order to obtain a return on their investment.

We do not anticipate declaring or paying in the foreseeable future any cash dividends on our capital stock. Instead, we plan to retain any earnings to finance our operations and growth plans discussed elsewhere in this Form 10-K. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our securities.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

The trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

We expect to raise additional capital through equity and/or debt offerings to support our working capital requirements and operating losses.

To fund future growth and development, we will need to raise additional funds in the future by offering shares of our common stock and/or other classes of equity, or debt that convert into shares of common stock, any of which offerings could dilute the ownership percentage of our stockholders. We cannot assure you that the necessary funds will be available on a timely basis, on favorable terms, or at all, or that such funds, if raised, would be sufficient. The level and timing of future expenditures will depend on a number of factors, many of which are outside our control. If we are not able to obtain additional capital on acceptable terms, or at all, we may be forced to curtail or abandon our growth plans, which could adversely impact us, our business, development, financial condition, operating results or prospects.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The Securities and Exchange Commission, or the SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, and our stockholders could receive less information than they might expect to receive from more mature public companies.

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We would remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Because we are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

We are also a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a compensation discussion and analysis section in our proxy statements, and we will provide only two years of financial statements. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

Claims of U.S. civil liabilities may not be enforceable against our management.

Certain members of our board of directors and senior management are residents of Canada, and many of the assets of such persons are located outside of the United States. As a result, it may not be possible to serve process on such persons in the United States or to enforce judgments obtained in U.S. courts against them based on civil liability provisions of the securities laws of the United States.

The United States and Canada do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in Canada. In addition, uncertainty exists as to whether Canadian courts would entertain original actions brought in the United States against our Canadian directors or senior management predicated upon the securities laws of the United States or any state in the United States. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of Canada as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decision. If a Canadian court gives judgment for the sum payable under a U.S. judgment, the Canadian judgment will be enforceable by methods generally available for this purpose. These methods generally permit the Canadian court discretion to prescribe the manner of enforcement.

As a result, U.S. investors may not be able to enforce any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws, against our officers or directors who are residents of Canada.

General Risk Factors

Item 1B. Unresolved Staff Comments.

There are no unresolved comments from the staff of the Securities and Exchange Commission.

Item 1C: Cybersecurity

We recognize the importance of assessing, identifying, and managing material risks related to cybersecurity threats. Our approach to cybersecurity risk management is aligned with our risk profile and business. We collaborate with partners who maintain SOC1/SOC2 compliance standards, and we use security frameworks to protect against business email compromise, malware, and ransomware. To address these risks, we intend to leverage the support of third-party information technology and security providers who maintain SOC1/SOC2 compliance standards, including to perform a risk assessment designed to identify, assess, and manage cybersecurity risks, as well as provide cybersecurity response plan and procedures. Further, we will develop a formal, documented process to assess the data protection practices of certain third-party vendors that may handle sensitive information on our behalf.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect us or our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Item 2. Description of Properties.

Our principal executive offices are located at 707 W. 700 S. Suite 101, Woods Cross, UT 84087 and our telephone number is (424) 394-1090. We believe that our offices are sufficient for our current operations.

Item 3. Legal Proceedings

From time to time, we have in the past and may in the future become subject to legal proceedings or claims arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the outcome of which, if determined adversely, we believe would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities. Market Price and Dividend Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “SKYQ”. The following table sets forth the high and low closing prices for our common stock as reported from October 10, 2024 through December 31, 2024.

Quarterly Price Ranges

	Common Stock
Quarter Ended	High	Low
December 31, 2024	$4.24	$0.83

As of March 24, 2025, the closing sales price of our common stock on the Nasdaq Capital Market was $0.70. As of March 24, 2025, there were approximately 7,837 stockholders of record of our common stock.

Dividend Policy

Any determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and other factors that our Board deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends. At this time, we do not anticipate paying any future dividends.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of financial condition and results of operations for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Form 10-K.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward- looking statements.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-K. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are an oil production, refining, and development-stage environmental remediation company formed to deploy technologies to facilitate the recycling of waste asphalt shingles and remediation of oil-saturated sands and soils. We expect the recycling and production of oil from asphalt shingles to reduce the dependence on landfills for the disposal of waste and to also reduce dependence on foreign and domestic virgin crude oil extraction for industrial uses.

We have developed a process for separating oil from oily sands and other oil-bearing solids utilizing a proprietary solvent, which we refer to as our ECOSolv technology or the ECOSolv process. The solvent is used in a closed-loop distillation and evaporation circuit which results in over 99% of the solvent being recoverable for continuous reuse and requires no water. The solvent has demonstrated oil separation rates of over 95% in bench testing using samples of both mined crushed ore and ground asphalt shingles.

We are in the process of retrofitting the PR Spring Facility which we expect to complete in fiscal 2025 to recycle waste asphalt shingles using our ECOSolv technology to produce and sell oil as well as asphalt paving aggregate mined from our bitumen deposit.

We expect to complete the build-out of our ASR Facility in fiscal 2025, which can be deployed in areas with high concentrations of waste asphalt shingles and near asphalt shingle manufacturing centers.

The Company has a single segment reporting approach given all revenues generated from Foreland Refining products. The Company anticipates in the future the possibility of segmental reporting in connection with alternative revenue, streams, and cost centers.

During the preparation of the financial statements for the year ended December 31, 2024, the Company determined that it was not properly presenting stock-based compensation and depreciation expense in its statements of operations. Historically, depreciation related to production assets (e.g., machinery, equipment) has been classified as an operating expense under the "Operating Expenses" section of the income statement. However, as part of an ongoing review of our financial reporting practices, it has been determined that this depreciation is more accurately classified as part of the cost of goods sold (COGS). This adjustment aligns with accounting standards and provides a clearer representation of the costs directly related to the production process. As part of the Company’s ongoing review of financial reporting practices, it was determined that share-based compensation is more appropriately classified as part of general and administrative expenses rather than share-based compensation. This change aligns the expense with its true nature, as the compensation is related to administrative functions, including executive compensation and employee benefits, which are typically reported in general and administrative expenses. The Company determined that these errors were immaterial to the previously issued consolidated financial statements, and as such no restatement was necessary. The revisions discussed above were made to the December 31, 2023 consolidated statements of operations and comprehensive loss.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth key components of our results of operations during the years ended December 31, 2024 and 2023, both in dollars and as a percentage of our net sales.

	Year Ended December 31,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$23,364,188	100.0%	$50,731,889	100.0%
Cost of goods sold	(24,759,530)	(106.0)%	(48,391,724)	95.4%
Gross profit	(1,395,342)	(6.0)%	2,340,165	4.6%
Operating expenses
General and administrative	6,121,955	26.2%	3,702,743	7.3%
Depreciation and amortization	5,889	0.0%	5,303	0.0%
Total operating expenses	6,127,844	26.6%	3,708,046	7.3%
Loss from operations	(7,523,186)	(32.2)%	(1,367,881)	(2.7)%
Other income (expense)
Loss on extinguishment of debt	(241,311)	(0.4)%	(205,425)	(0.4)%
Interest expense	(6,516,512)	(27.9)%	(3,639,520)	(7.2)%
Loss on issuance of private placement	(1,935,934)	(8.3)%	-	-%
Gain on warrant valuation	1,477,870	6.3%	-	-%
Gain (loss) on sale of assets	(25,075)	(0.1)%	564,811	1.1%
Other income	35,637	0.2%	26,008	0.1%
Total other expense, net	(7,205,325)	(30.8)%	(3,254,126)	(6.4)%
Net loss before provision for income taxes	(14,728,511)	(63.0)%	(4,622,007)	(9.1)%
Provision for income taxes	-	-%	185,535	0.4%
Net loss	$(14,728,511)	(63.0)%	$(4,436,472)	(8.7)%

Net sales.  Our net sales decreased by $27,367,701, or 53.9%, to $23,364,188 for the year ended December 31, 2024 from $50,731,889 for the year ended December 31, 2023. The decrease in net sales was due to a combination of refinery shutdowns for repairs and refurbishment and the reduction in WTI pricing below the historical average of $85/barrel which correlates to the lower pricing for our end products, including Asphalt by 9%, VGO by 11%, and diesel by 22%. These percentage decreases total $3,962,812 in decreased revenue. The 2024 reduced production of 209,583 barrels over 2023 accounts for $19,916,672 in decreased revenue Management believes purchasing more crude generating higher production volumes at the refinery will be a driver for anticipated future revenue growth. Please refer to Note 23 to our audited financial statements for segmented financial information.

Cost of goods sold.  Cost of goods sold decreased by $23,632,194, or 48.8%, to $24,659,971 for the year ended December 31, 2024 from $48,391,724 for the year ended December 31, 2023. During the years ended December 31, 2024 and 2023, the Company recorded depreciation expense related to Foreland refinery of $787,560. and $559,744, respectively, as part of cost of goods sold. As a percentage of net sales, cost of goods sold was 106.0% and 95.4% for the years ended December 31, 2024 and 2023, respectively. As with our net sales, the decrease in cost of goods sold was due to a reduction in revenues, lower volumes of refined products and lower pricing. During fiscal year 2024 the Company recognized $770,915 in costs associated with the refinery refurbishment, which included internal fuel, repairs and maintenance, and lab and safety related costs. Management’s plan to improve our cost of goods sold as a percentage of net sales includes growing more revenue by acquiring more crude oil to process at our refinery, decreasing transportation which is anticipated to enhance gross margin.

Gross profit (loss).  As a result of the foregoing, our gross profit decreased by $3,735,507, or 159.6%, to a gross loss of $1,395,342 for the year ended December 31, 2024 from $2,340,165 for the year ended December 31, 2023. As a percentage of net sales, gross profit (loss) was (6.0)% and 4.6% for the years ended December 31, 2024 and 2023, respectively.  Managements plan to improve gross profit by increasing revenues, lower fixed operational costs and higher efficiencies resulting from higher production volumes.

General and administrative expenses. Our general and administrative expenses increased by $2,419,212, or 65.3%, to $6,121,955 for the year ended December 31, 2024 from $3,702,743 for the year ended December 31, 2023. As a percentage of net sales, general and administrative expenses were 26.2% and 7.3% for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company recorded share-based compensation expense of $632,205 and $634,783, respectively, as part of general and administrative expenses. A majority of the increase was due to an increase in general and administrative expenses related to increased personnel, insurance, repairs and maintenance, and maintenance fuel costs. Management plans to improve general and administrative expenses as a percentage of sales by increasing revenues, reduced repairs and maintenance and maintenance fuel one-time costs as a result of the 2024 refurbishment program.

Depreciation and amortization. Our depreciation and amortization expense increased by $586, or 11.1%, to $5,889 for the year ended December 31, 2024 from $5,303 for the year ended December 31, 2023. In 2024 the increase in depreciation and amortization was primarily due to addition in fixed assets resulting from additions. As a percentage of net sales, depreciation and amortization was 0.0% and 0.0% for the years ended December 31, 2024 and 2023, respectively. In both years, depreciation and amortization consisted solely of depreciation of the Foreland plant, property and equipment.

Total other income (expense). We had total other expense, net of $7,205,325 for the year ended December 31, 2024, as compared to $3,254,126 for the year ended December 31, 2023. Other expense, net, for the year ended December 31, 2024 consisted of gain on warrant valuation of $1,477,870 and other income of $35,637, offset by interest expense of $6,516,512, loss on issuance of private placement warrants of $1,935,934, loss on extinguishment of debt of $241,311, and loss on sale of assets of $25,075, as compared to other expense, net for the year ended December 31, 2023 which consisted of interest expense of $3,639,520 and a loss on extinguishment of debt of $205,425, offset by a gain on sale of assets of $564,811 and other income of $26,008.

During the year ended December, 2024, we recorded a one-time expense related to the initial measurement of our warrant liability, recognized a loss on issuance of private placement warrants, totaling $1,935,934. This loss arises from the difference between the fair value of the warrants issued and the proceeds received from the private placement. The fair value of the warrants was calculated using a valuation model, which takes into account various assumptions such as the underlying stock price, volatility, and the time to expiration of the warrants. The issuance of these warrants was part of a broader capital-raising strategy aimed at securing financing to support the Company’s working capital, growth and strategic initiatives. While the issuance of warrants is a common practice in private placements, it also results in a non-cash charge that impacts the Company’s financial results for the period. This charge reflects the accounting treatment of the warrants under applicable accounting standards, which require the recognition of a loss when the fair value of the warrants exceeds the proceeds received from their issuance. The warrant liability is revalued at each reporting date based on changes in the underlying factors influencing the fair value of the warrants, such as our stock price, volatility, and other market conditions, and on December 31, 2024 a gain on warrant valuation of $1,477,870 was realized. Management believes that this one-time loss related to the warrant liability measurement should be evaluated separately from ongoing operations when assessing our financial performance. During the 2024 period, we incurred significant increase in interest expense, versus same period in 2023, related to our term debt. This interest expense is primarily due to the high financing costs associated with the term notes, which were utilized to support ongoing working capital needs and operational expenses. These note terms, characterized by higher interest rates relative to traditional debt instruments, have resulted in a notable impact on our financial performance for the quarter. This increase in interest expense reflects the financial obligations of maintaining liquidity and funding operations, particularly during a phase of substantial investment in refinery refurbishment and related activities. Overall, while this loss impacts the Company’s reported results, it should be viewed in the context of its financing strategy and the overall long-term value it aims to create for shareholders. We continue to evaluate our capital structure to optimize costs and enhance financial stability, considering refinancing options and alternative capital sources where feasible.

During the reporting period, the Company experienced an increase in interest expense of $2,876,992, primarily due to the high cost of its Merchant Capital Advances (“MCA”) debt. This debt was primarily used to finance the Company’s ongoing capital program and crude oil purchases. The decision to utilize this form of debt was driven by the need to fund critical capital expenditures required for operational expansion and procurement of necessary crude inventory. The MCA debt is characterized by higher-than-market interest rates, which have contributed to a significant rise in financing costs. The increased interest burden has impacted the Company’s overall financial performance during the period. Management continues to evaluate alternatives to optimize the capital structure and reduce reliance on higher-cost debt instruments moving forward. In addition, the Company is exploring potential refinancing options and strategic initiatives to mitigate the impact of these elevated interest costs. The funds raised through MCA debt have been instrumental in executing the capital program, which includes key investments in infrastructure upgrades and the acquisition of crude oil, both critical to supporting future growth and operations. The Company remains focused on maintaining liquidity and flexibility while working towards minimizing the long-term financial impact of current financing structures. Moving forward, the Company intends to manage debt levels prudently and explore ways to enhance capital efficiency, including the consideration of lower-cost financing alternatives as market conditions evolve.

Provision for income taxes. We had an income tax benefit of $0 and $185,535 for the years ended December 31, 2024 and 2023, respectively. The Company had a history of operating losses, thus the Company has concluded that it more than likely than not that the benefit of its deferred tax assets will not be fully realized.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $14,728,511 for the year ended December 31, 2024, as compared to a net loss of $4,436,472 for the year ended December 31, 2023, an increase of $10,292,039, or 232%. Management believes net profits will be achieved from increased revenues with purchasing more crude generating higher production volumes, improving gross margins from improving costs of goods as a percentage of sales, as well as improve general and administrative expenses as a percentage of sales by increasing revenues, reduced repairs and maintenance and maintenance fuel one-time costs as a result of the 2024 refurbishment program.

Liquidity and Capital Resources

As of December 31, 2024, our cash on hand was $385,116. We had negative operating cash flows for the year ended December 31, 2024 and our monthly cash flow burn rate for the year ended December 31, 2024 was $624,298. In connection with the Foreland Refinery acquisition and PR Spring facility retrofit program, we believe we will continue to have material capital expenditures and face long term cash needs. We anticipate that these needs will be satisfied through the issuance of our debt and/or equity securities until such time as our cash flows from operations will satisfy our cash needs.

As a result of our financial condition, we have included in our consolidated financial statements as of December 31, 2024 and December 31, 2023, a note indicating that there is significant doubt about our ability to continue as a going concern. The opinion on the December 31, 2024 audited financial statements from our independent registered public accounting firm also includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (June 4, 2019) through December 31, 2024, we have incurred accumulated net losses of $23,968,089. To address our going concern, we aim to increase revenues by securing greater volumes of crude oil for our Foreland refinery, which should enhance our contribution margin. From May 2024 to July 2024, significant capital upgrades at the refinery of approximately $691,491 and one-time costs of $770,915 were spent to upgrade the efficiency of the heating process, water treatment process and emissions control process. We believe these costs support the targeted incremental production capacity increase to 3,800 barrels per day at the Foreland refinery, generating more operating cash flow.

The retrofit of PR Spring facility requires $3,500,000 to $4,000,000 in capital funding to complete the placement of several pieces of equipment, including vortex mixing tanks, conveyers and vapor recovery units, as well as tying this equipment to the facility including piping, MCC, emissions reduction, and HAZOP. We anticipate completing this work, including commissioning and startup in fiscal 2025.

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

We will continue to require additional cash to meet ongoing operational and capital needs. Despite our efforts to increase production capacity at the refinery, as well as ongoing maintenance and refurbishment activities, and the high debt payments, we are not yet generating sufficient cash flow to cover operational costs. The need for cash is driven by both regular operating expenses and loans. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our equity securities, or a combination thereof, until such time as our cash flows from operations will satisfy our cash flow needs. Management remains committed to securing the necessary resources to ensure that we can meet our financial obligations and continue executing our long-term objectives. As part of efforts to address outstanding debt obligations and manage past due amounts, we have engaged in ongoing verbal negotiations with creditors. These discussions aim to resolve overdue debts and restructure payment terms to avoid further financial strain and ensure continued operational stability. In response to the Company's liquidity challenges, certain creditors have accepted reduced payments towards our outstanding debts due to them. These payments are aimed at ensuring the Company can maintain its operations without incurring additional penalties or interest charges, and at enabling creditors to recover amounts due over time.

The past due debt referred to above is owed to Libertas Funding LLC in the amount of $5,082,977 and is owed to LendSpark the amount of $1,747,212. Provided that neither Libertas nor LendSpark Corporation commence foreclosure proceedings against us, we do not expect any adverse impact on our operations as a result of our past due debt.

Summary of Cash Flow

The following table provides detailed information about our net cash flows from continuing operations for the years ended December 31:

	2024	2023
Net cash provided by used in operating activities	$(7,491,578)	$(376,062)
Net cash used in investing activities	(1,481,253)	(731,937)
Net cash provided by financing activities	7,615,111	4,458,454
Effect of exchange rate on cash	(8,203)	(24,185)
Increase (decrease) in cash and restricted cash	(1,365,923)	3,326,270
Cash and restricted cash, beginning of the year	4,680,836	1,354,566
Cash and restricted cash, end of the year	$3,314,913	$4,680,836

Our net cash used in operating activities for the years ended December 31, 2024 and 2023 was $7,491,578 and $376,062, respectively. Our net cash used in operating activities for the year ended December 31, 2024 consisted of a net loss of $14,728,511, plus amortization of debt issuance costs if $4,465,636, loss on issuance of warrants of $1,936,937, an decrease in accounts receivable of $2,393,572, shared based compensation of $632,205, depreciation and amortization of $793,449, amortization of right-of-use asset of $ 90,990, and an increase in operating lease liability of $69,777, offset primarily by an decrease in accounts payable and accrued expenses of $857,802, an increase in inventory of $712,055, an increase in prepaid expenses of $224,737, and gain on revaluation of warrant liabilities of $1,477,870.  Our net cash used in operating activities for the year ended December 31, 2023 consisted of a net loss of $4,436,472, plus primarily amortization of debt issuance costs of $2,568,523 and an increase in inventory of $1,004,383, offset primarily by a decrease in accounts payable and accrued expenses of $1,040,860.

Our net cash used in investing activities for the years ended December 31, 2024 and 2023 was $1,481,253 and $731,937, respectively. Our net cash used in investing activities for the year ended December 31, 2024 consisted of purchases of property, plant and equipment of $691,491 and purchases of exploration and evaluation assets of $789,762. Our net cash used in investing activities for the year ended December 31, 2023 consisted of purchases of property, plant and equipment of $1,028,781 and purchases of exploration and evaluation assets of $664,556, offset by proceeds from the sale of assets of $961,400.

Our net cash provided by financing activities for the years ended December 31, 2024 and 2023 was $7,491,578 and $4,458,454, respectively. Our net cash provided by financing activities for the year ended December 31, 2024 consisted of proceeds from lines of credit of $36,645,980, proceeds from notes payable of $19,483,052, proceeds on issuance of preferred stock of $308,000, proceeds on issuance of common stock of $6,550,722, proceeds of exercise of warrants of $4,790,919, offset by payments on lines of credit of $38,446,951, payments on notes payable of $17,032,996, debt discount on note payable of $2,546,660, preferred stock offering costs of $40,874, payments on finance leases of $34,417, and common stock offering costs of $2,061,665. Our net cash provided by financing activities for the year ended December 31, 2023 consisted of proceeds from lines of credit of $61,499,106, proceeds from notes payable of $17,721,772, proceeds on issuance of preferred stock of $614,804 and proceeds on issuance of common stock of $28,739, offset by payments on lines of credit of $58,437,408, payments on note payable of $12,905,339, debt discount on note payable of $3,588,539 and preferred stock offering costs of $474,681.

On October 9, 2024, we completed an offering of 1,118,005 shares of common stock for gross proceeds of $6,708,030 and net proceeds of $5,724,782 under Regulation A of Section 3(6) of the Securities Act. $249,008 of the gross proceeds were placed in an escrow account and were released to us in January 2025. Proceeds were utilized for payments to: i) various debt holders of $3,914,589, ii) suppliers of $525,603, iii) crude suppliers of $480,021, iv) investor relations firms of $462,702, v) auditor of $163,644, vi) insurance of $81,348, vii) NASDAQ listing fee of $70,000, viii) transfer agent $15,918, and ix) taxes of $10,957.

Line of Credit

On December 21, 2022, Foreland entered into an invoice purchase and security agreement and inventory finance rider with an asset based lender. Under the terms of the invoice purchase and security agreement, Alterna provides an advance of 85% of the amount of the purchased receivables to Foreland and during the time the receivables remain outstanding, is granted a continuing senior security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables. The inventory finance rider provides a standby security for certain letters of credit in place with certain crude oil suppliers to Foreland. The letters of credit are adjusted periodically to correlate with the price and quantities of purchased heavy crude oil. The agreement is senior secured by the sale-ready and pre-sale petroleum product inventory on hand at Foreland and matures on December 21, 2025. Funds drawn under the agreement accrue interest at a per annum rate equal to the sum of the Wall Street Journal Prime Rate plus 2.25%. In addition, a collateral monitoring fee of 0.17% on outstanding advances made is due monthly. Repayment of advances shall be payable from collection of Foreland accounts receivable, including those accounts arising from the sale of the inventory to its customers. As of December 31, 2024, the amount outstanding is $1,260,727.

Convertible Promissory Note

On November 24, 2023, we issued a promissory note in the amount of $2,000,000, which is convertible at the election of the holder into shares of common stock at a conversion price of $4.80, with a maturity date of November 24, 2026. The note has a term of thirty-six months and bears interest at a rate of 9% per annum payable semi-annually, with any outstanding interest and principal due on maturity. On April 30, 2024, the note holder elected to convert the accumulated interest as of December 31, 2023 totaling $18,247 to 3,802 shares of common stock, and on June 30, 2024 elected to convert the accumulated interest from January 1, 2024 to June 30, 2024 totaling $89,260 to 18,596 shares of common stock.  As of December 31, 2024, the amount outstanding is $2,092,084.

Debt

As of December 31, 2024, we had the following additional debt outstanding.

Lender / Merchant	Maturity Date	Effective Interest Rate	Principal Balance
Libertas #6	December 6, 2024	58%	$2,602,031
Libertas #5	November 29, 2024	58%	1,398,582
Private Lender A	March 2, 2025	20%	1,216,818
LendSpark #3	March 4, 2025	68%	1,058,744
LendSpark #4	December 4, 2024	68%	668,468
Libertas #7	January 7, 2025	66%	591,175
Libertas #4	September 12, 2024	68%	301,049
Libertas #8	March 6, 2025	68%	190,140
ACMO USOS LLC	March 15, 2021	15%	191,699
USA SBA	March 1, 2026	1%	44,474
			$8,283,179
Less: Unamortized debt issuance costs			(1,796,686)
			$6,486,493

For a complete description of the terms of these loans, please see Note 13 to our audited consolidated financial statements for the years ended December 31, 2024 and 2023. As noted in such financial statements, while several of the notes listed above are past their maturity date, we have not received any notices of default from the lenders. As of the date of this Form 10-K, approximately $8,238,705 of our outstanding debt is currently past due.

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above and the asphalt bitumen leases and other operating leases described under “Business”.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The following discussion relates to critical accounting policies for our consolidated company. The preparation of financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue recognition. We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. Revenue is measured based on the amount defined per the contract and recognized when performance obligations within a contract are satisfied which generally occurs with the transfer of control of the goods to the customer. Substantially all our revenues are derived from product sales that consist of a single performance obligation satisfied at a point in time. Product sales to customers are made under a purchase order, or in certain cases, in accordance with the terms of a master services agreement or similar arrangement, which defines the rights and obligations of each party. Payment terms and conditions vary by contract, although terms generally include a requirement of payments within 30 days. We account for shipping and handling as activities to fulfill the promise to transfer the goods. As such, shipping and handling fees billed to customers in a sales transaction are recorded in sales and shipping and handling costs incurred are recorded in cost of sales.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is accounted for in accordance with ASC 350, Intangibles-Goodwill and Other. We acquired goodwill in our acquisition of Foreland. We evaluate goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

As of December 31, 2024, the Company has performed an assessment of its goodwill for impairment in accordance with applicable accounting standards ASC 350, and ASC 820. Under Step 0 of the impairment test under ASC 350, the Company must assess whether factors exist that indicate it is more likely than not that the carrying value of the reporting unit exceeds its fair value.

The Company has determined that its future issuance of common stock, planned at a price level based on market price, will further support the fair value of its reporting units and ensure the continued recoverability of goodwill and avoid any potential impairment. This issuance is strategically aligned with the Company’s goal to enhance its equity base, provide additional capital to support growth and operations, and bolster its financial position. Key factors supporting the fair value of goodwill in light of the future stock issuance include:

oMarket Price and Valuation Multiples: The Company plans to issue common stock for gross proceeds of up to approximately $10 million, at a price level that is reflective of the market value, which is derived from the most recent trading data. This pricing is anticipated to align with the fair value of the Company's reporting units, thus preventing any goodwill impairment.

oCapital Infusion for Strategic Initiatives: The proceeds from the common stock issuance will be strategically utilized for high-return investments, including growth initiatives such as capital expenditures related to PR Spring retrofit, and expanding crude purchases, which both are expected to generate incremental cash flows and enhance the value of the reporting units. This capital infusion helps increase the fair value of the reporting units, thus supporting the carrying value of goodwill.

oImproved Debt-to-Equity Ratio: By raising capital through the issuance of stock, the Company will strengthen its balance sheet, reducing its reliance on debt. A more robust equity position improves the overall financial stability of the Company, reinforcing the fair value of goodwill and reducing the likelihood of impairment.

oFinancial Performance and Future Growth Projections: The Company’s financial performance and growth projections, which underpin the stock price at issuance, have been closely tied to the performance of its reporting units. The future stock issuance will provide capital to support the Company’s expected revenue growth, profit margins, and operating cash flow, all of which contribute to the fair value of the reporting units and, by extension, the goodwill associated with them.

oMarket Sentiment and Investor Confidence: The Company’s ongoing efforts to issue stock at a price that reflects the value of its underlying assets and growth prospects signal strong investor confidence. This positive market sentiment is expected to keep the fair value of the Company’s reporting units above the carrying amount, thereby protecting goodwill from impairment.

By issuing stock at a level that reflects the Company's current and projected performance, the Company aims to ensure the fair value of its reporting units remains well above their carrying value. As a result, the goodwill impairment risk is mitigated, it is more likely than not that goodwill is not impaired, and no further qualitative analysis is deemed necessary as of December 31, 2024. The Company will continue to monitor the financial performance of its reporting units and reassess its goodwill as needed.

Leases. On January 1, 2023, we adopted ASC Topic 842, Leases, which increases transparency and comparability by the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2023, which is the date of initial application. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. Right of use assets represent the lessee’s right to use a leased asset over the lease term. They are initially measured at the present value of lease payments, adjusted for any lease incentives or initial direct costs incurred by the lessee. Subsequently, the right of use assets are typically amortized over the lease term, and the lease liability is reduced as lease payments are made. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 842, discounted using our secured incremental borrowing rate at the effective date of the commencement of the lease, using the original lease term as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Impairment of long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. We believe that the future undiscounted net cash flows to be received from our long-lived assets exceed the assets’ carrying values and, accordingly, we have not recognized any impairment losses for the years ended December 31, 2024 and 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to complete this item.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, as of and for the years ended December 31, 2024 and 2023 and the report of Tanner LLC ("Tanner"), our independent registered public accounting firm, are set forth in this Annual Report referenced below.

SKY QUARRY INC.

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sky Quarry, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sky Quarry Inc. and subsidiaries (collectively, the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholder’s equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred substantial losses, with negative cash flows from operations, and has a retained deficit of approximately $23,968,000 as of December 31, 2024. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 3. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

We have served as the Company’s auditors since 2021.

/s/ Tanner LLC

(PCAOB ID 270)

Lehi, Utah

March 31, 2025

Sky Quarry Inc.

Consolidated Balance Sheets

As of December 31, 2024 and December 31, 2023

	2024	2023

ASSETS

Current assets:
Cash and cash equivalents	$385,116	$326,822
Accounts receivables	1,123,897	3,517,469
Prepaid expenses and other assets	339,124	114,387
Inventory	3,149,236	2,437,181
Total current assets	4,997,373	6,395,859

Property, plant, and equipment, net	6,160,318	6,287,351
Oil and gas properties	8,534,967	7,745,205
Restricted cash and cash equivalents	2,929,797	4,354,014
Right-of-use asset	1,115,785	184,548
Goodwill	3,209,003	3,209,003

Total assets	$26,947,243	$28,175,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,046,319	$4,904,121
Current portion of operating lease liability	38,422	69,777
Current portion of finance lease liability	16,120	-
Warrant liability	459,067	-
Lines of credit	1,260,727	3,061,698
Current maturities of notes payable	6,578,017	4,835,567
Total current liabilities	12,398,672	12,871,163

Notes payable, less current maturities, net of debt issuance costs	2,000,560	2,100,514
Operating lease liability, net of current portion	77,824	116,246
Finance lease liability, net of current portion	971,690	-
Total liabilities	15,448,746	15,087,923

Commitments and contingencies

Shareholders’ Equity:
Preferred stock $0.001 par value: 25,000,000 shares authorized; 0 and 246,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	-	246
Common stock $0.0001 par value: 100,000,000 shares authorized: 19,027,208 and 16,323,091 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,903	1,630
Additional paid in capital	35,674,391	22,527,264
Accumulated other comprehensive loss	(209,708)	(201,505)
Accumulated deficit	(23,968,089)	(9,239,578)
Total shareholders’ equity	11,498,497	13,088,057

Total liabilities and shareholders’ equity	$26,947,243	$28,175,980

See accompanying Notes to Consolidated Financial Statements

Sky Quarry Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2024 and 2023

	2024	2023
Net sales	$23,364,188	$50,731,889

Cost of goods sold	24,759,530	48,391,724
Gross profit (loss)	(1,395,342)	2,340,165

Operating expenses:
General and administrative	6,121,955	3,702,743
Depreciation and amortization	5,889	5,303
Total operating expenses	6,127,844	3,708,046

Loss from operations	(7,523,186)	(1,367,881)

Other income (expense):
Gain on warrant valuation	1,477,870	-
Other income	35,637	26,008
Gain (loss) on sale of assets	(25,075)	564,811
Loss on extinguishment of debt	(241,311)	(205,425)
Loss on issuance of private placement warrants	(1,935,934)	-
Interest expense	(6,516,512)	(3,639,520)
Other expense, net	(7,205,325)	(3,254,126)

Loss before benefit from income taxes	(14,728,511)	(4,622,007)

Provision for income tax benefit	-	185,535

Net loss	(14,728,511)	(4,436,472)

Other comprehensive loss
Foreign currency translation adjustment	(8,203)	(24,185)

Comprehensive loss	$(14,736,714)	$(4,460,657)

Loss per common share
Basic and diluted	$(0.77)	$(0.27)
Weighted average shares outstanding
Basic and diluted	19,027,208	16,323,103

See accompanying Notes to Consolidated Financial Statements.

Sky Quarry Inc.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Preferred Stock Outstanding	Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2023	1	$-	16,224,757	$1,620	$21,355,478	$(4,803,106)	$(177,320)	$16,376,672
Preferred share subscription, less offering costs	246,020	246	-	-	140,123	-	-	140,369
Common share subscription, less offering costs	-	-	78,334	8	111,369	-	-	111,377
Share based compensation	-	-	-	-	634,783	-	-	634,783
Stock warrants issued	-	-	-	-	285,513	-	-	285,513
Common share warrant issued on warrant exercise	-	-	20,000	2	(2)	-	-	-
Other comprehensive gain (loss)	-	-	-	-	-	-	(24,185)	(24,185)
Net income	-	-	-	-	-	(4,436,472)	-	(4,436,472)

Balance December 31, 2023	246,021	246	16,323,091	1,630	22,527,264	(9,239,578)	(201,505)	13,088,057
Preferred share subscription, less offering costs	123,200	123	-	-	267,003	-	-	267,126
Common shares issued on preferred share conversion	(369,221)	(369)	232,461	23	346	-	-	-
Common share subscription, less offering costs	-	-	2,223,858	225	6,215,112	-	-	6,215,337
Debt converted to common shares	-	-	22,398	2	107,506	-	-	107,508
Common share issued on warrant exercise	-	-	225,400	23	3,064,585	-	-	3,064,608
Share based compensation	-	-	-	-	632,205	-	-	632,205
Stock warrants issued	-	-	-	-	2,860,370	-	-	2,860,370
Other comprehensive loss	-	-	-	-	-	-	(8,203)	(8,203)
Net loss	-	-	-	-	-	(14,728,511)	-	(14,728,511)
Balance December 31, 2024	-	$-	19,027,208	$1,903	$35,674,391	$(23,968,089)	$(209,708)	$11,498,497

See accompanying Notes to Consolidated Financial Statements

Sky Quarry Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,728,511)	$(4,436,472)
Adjustments to reconcile net loss to cash and restricted cash and cash equivalents used in operating activities:
Share based compensation	632,205	634,783
Depreciation and amortization	793,449	564,639
Amortization of debt issuance costs	4,465,636	2,568,523
Amortization of right-of-use asset	90,990	37,925
Loss on issuance of warrants	1,936,937	-
Gain on revaluation of warrant liabilities	(1,477,870)	-
Loss on extinguishment of debt	241,311	205,425
Loss (gain) on sale of assets	25,075	(564,811)
Changes in operating assets and liabilities:
Accounts receivable	2,393,572	719,595
Prepaid expenses and other assets	(224,738)	155,114
Inventory	(712,055)	1,004,383
Accounts payable and accrued expenses	(857,802)	(1,040,860)
Operating lease liability	(69,777)	(36,450)
Deferred tax benefit	-	(187,856)
Net cash and restricted cash and cash equivalents used in operating activities	(7,491,578)	(376,062)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of assets	-	961,400
Purchase of property, plant, and equipment	(691,491)	(1,028,781)
Purchase of oil and gas development assets	(789,762)	(664,556)
Net cash and restricted cash and cash equivalents used in investing activities	(1,481,253)	(731,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on lines of credit	36,645,980	61,499,106
Payments on lines of credit	(38,446,951)	(58,437,408)
Proceeds from note payable	19,483,052	17,721,772
Payments on note payable	(17,032,995)	(12,905,339)
Debt discount on note payable	(2,546,660)	(3,588,539)
Payments on finance leases	(34,417)	-
Proceeds on issuance of preferred stock	308,000	614,804
Preferred stock offering costs	(40,874)	(474,681)
Proceeds on issuance of common stock	11,341,641	28,739
Common stock offering costs	(2,061,665)	-
Net cash and restricted cash and cash equivalents generated by financing activities	7,615,111	4,458,454

Effect of exchange rate on cash	(8,203)	(24,185)

Increase (decrease) in cash and restricted cash and cash equivalents	(1,365,923)	3,326,270
Cash and cash equivalents and restricted cash, beginning of the period	4,680,836	1,354,566

Cash and restricted cash and cash equivalents, end of the period	$3,314,913	$4,680,836

See accompanying Notes to Consolidated Financial Statements

Sky Quarry Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023

Supplemental disclosure of cash flow information:

Cash paid for interest	$6,516,512	$3,525,209
Cash paid for taxes	-	85

Supplemental disclosure of non-cash investing and financing activities:

Issuance of warrants as loan origination costs	4,797,277	-
Acquisition of right-of-use assets through financing lease	1,022,227	-
Conversion of debt	107,506	-
Acquisition of right-of-use assets through operating lease	-	222,473

See accompanying Notes to Consolidated Financial Statements

Sky Quarry Inc.

Notes to Consolidated Financial Statements

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

The Company’s head office is located at 707 W 700 S, Ste 101, Woods Cross UT 84087. The Company is organized under the laws of the State of Delaware.

The Company was incorporated as Recoteq Inc. on June 4, 2019, in the State of Delaware, and changed its name to Sky Quarry Inc. on April 22, 2020.

The Company directly holds three wholly owned subsidiaries: 2020 Resources LLC (“2020 Utah”), 2020 Resources (Canada) Ltd. (“2020 Canada”) and Foreland Refining Corporation (“Foreland”) as shown below.

The consolidated financial statements include the accounts of Sky Quarry and its subsidiaries.

2020 Utah (formerly, US Oil Sands (Utah) LLC and USO (Utah) LLC) was incorporated on November 2, 2017, in the State of Delaware. 2020 Utah is engaged in the exploration and development of oil sands properties using the Company’s proprietary solvent extraction technology. Through 2020 Utah, the Company has a 100% working interest in bitumen leases covering 5,930 acres of land in the PR Spring Uintah basin area of Utah.

2020 Canada (formerly, USO (Canada) Ltd.) was incorporated on April 26, 2018, in the Province of Alberta, Canada under the Canada Business Corporations Act. Sky Quarry anticipates future expansion into Canada, which will be facilitated through 2020 Canada.

On September 30, 2022, the Company acquired Foreland (formerly, Petro Source Resources) which was incorporated in the State of Texas on May 29, 1998. Foreland is engaged in the refining of heavy oil into diesel and other petroleum products at its Eagle Springs Refinery located near Ely, Nevada.

The registration statement for the Company’s Initial Public Offering was declared effective on October 9, 2024. On October 10, 2024, the Company consummated the Initial Public Offering of 1,118,005 common shares priced at $6.00 per share, generating gross proceeds of $6,708,030.

Concurrently with the closing of the Initial Public Offering, all 369,331 series B preferred shares were automatically converted to common shares pursuant to the series A preferred certificate of designation which became effective on October 10, 2024, in connection with the NASDAQ listing. On October 7, 2024, the Company and JPMorgan Chase Funding Inc. (“JPM”) entered into an agreement for the redemption of one share of series A preferred stock by JPM pursuant to the series A preferred certificate of designation which became effective on October 10, 2024 in connection with the NASDAQ listing. As such there are no preferred shares outstanding as of December 31, 2024.

Following the closing of the IPO on October 10, 2024, an amount of $249,008 from the net proceeds of the sale of the commons shares in the Initial Public Offering was placed in a trust account (“Trust Account”) as a chargeback reserve which may be released in 90 days from the closing of the IPO.

Transaction costs of the Initial Public Offering amounted to $1,064,010, consisting of $579,647 of underwriting fee, and $484,363 of other offering costs.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

We have evaluated our operating segments based on how the financial information is reviewed and utilized by our Chief Operating Decision Maker (“CODM”). After this evaluation, we concluded that we operate as a single integrated business with a single operating and reportable segment. The CODM reviews the consolidated financial results as a whole, rather than by separate business units, and no separate financial performance evaluations are conducted for different lines of business or geographical regions. As a result, we have concluded that we have one reportable segment.

2.REVISION OF FINANCIAL STATEMENTS

During the preparation of the financial statements for the year ended December 31, 2024, the Company determined that it was not properly presenting stock-based compensation and depreciation expense in its statements of operations Historically, depreciation related to production assets (e.g., machinery, equipment) has been classified as an operating expense under the "Operating Expenses" section of the income statement. However, as part of an ongoing review of our financial reporting practices, it has been determined that this depreciation is more accurately classified as part of the cost of goods sold (COGS). This adjustment aligns with accounting standards and provides a clearer representation of the costs directly related to the production process. As part of the Company’s ongoing review of financial reporting practices, it was determined that share-based compensation is more appropriately classified as part of general and administrative expenses rather than share-based compensation. This change aligns the expense with its true nature, as the compensation is related to administrative functions, including executive compensation and employee benefits, which are typically reported in general and administrative expenses. The Company determined that these errors were immaterial to the previously issued consolidated financial statements, and as such no restatement was necessary. The revisions discussed above were made to the December 31, 2023 consolidated statements of operations and comprehensive loss.

The effects of the revision on the previously issued annual consolidated financial statements are as follows:

	Impact of revision items
Year ended December 31, 2023	As previously reported	Adjustments	As revised
Cost of goods sold	$47,831,980	$559,744	$48,391,724
Gross margin	$2,889,909	$(559,744)	$2,340,165
General and administrative	$3,068,368	$634,783	$3,702,743
Depreciation and amortization	$564,639	$(559,744)	$5,303
Share-based compensation	$634,783	$(634,783)	$-
Loss from operations	$(1,367,881)	$-	$(1,367,881)

The effects of the revision on the previously issued unaudited interim consolidated financial statements are as follows:

	Impact of revision items
Six months ended June 30, 2024	As previously reported	Adjustments	As revised
Cost of goods sold	$13,877,138	$336,576	$14,243,714
Gross margin	$450,436	$(366,576)	$86,860
General and administrative	$2,119,294	$459,968	$2,579,262
Depreciation and amortization	$369,521	$(336,576)	$2,945
Share-based compensation	$459,968	$(459,968)	$-
Loss from operations	$(2,498,347)	$-	$(2,498,347)

Sky Quarry Inc.

Notes to Consolidated Financial Statements

	Impact of revision items
Nine months ended September 30, 2024	As previously reported	Adjustments	As revised
Cost of goods sold	$18,409,703	$584,850	$18,994,553
Gross margin	$764,666	$(584,850)	$179,816
General and administrative	$3,322,846	$534,572	$3,857,418
Depreciation and amortization	$589,267	$(584,850)	$4,417
Share-based compensation	$534,572	$(534,572)	$-
Loss from operations	$(3,682,019)	$-	$(3,682,019)

	Impact of revision items
Three months ended September 30, 2024	As previously reported	Adjustments	As revised
Cost of goods sold	$4,532,565	$218,174	$4,750,839
Gross margin	$314,230	$(218,274)	$95,956
General and administrative	$1,205,032	$74,604	$1,279,636
Depreciation and amortization	$219,746	$(218,274)	$1,472
Share-based compensation	$74,604	$(74,604)	$-
Loss from operations	$(1,185,152)	$-	$(1,185,152)

3.GOING CONCERN

These consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes that the Company will be able to realize its assets and satisfy its liabilities in the normal course of business for the foreseeable future. Management is aware, in making its going concern assessment, of material uncertainties related to events and conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. As of December 31, 2024, the Company has an accumulated deficit of $23,968,089. During year ended December 31, 2024, the Company had negative cash flows from operations of $7,491,578. The Company has received $9,654,579 of equity capital during the year ended December 31, 2024.

Without additional financing, the Company does not have sufficient operating cash flows to pay for its expenditures and settle its obligations as they mature. As of December 31, 2024, there is uncertainty in meeting these obligations. The Company does have to raise additional capital in the form of debt, equity and/or warrant exercise proceeds, or a combination thereof, to fund future capital expenditures, retire currently matured and maturing debt obligations and to fund any possible acquisitions. The Company’s current plan includes closely monitoring its growth and operating expenses, refinancing its current debt with longer term debt with amortization schedules that decrease monthly debt service obligations. These actions are intended to mitigate the going concern uncertainties and support the Company’s growth plans in commercializing its extraction technology. There is no assurance, however, that the Company will be successful in these efforts.

The consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary should we be unable to continue as a going concern. These adjustments could be material.

4.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Emerging growth company

The Company is an "emerging growth company" as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As an emerging growth company, we are eligible for certain exemptions from various reporting requirements that are otherwise applicable to public companies. These exemptions include, but are not limited to, not being required to comply with the independent registered public accounting firm attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, not required to hold a nonbinding advisory vote on executive compensation or seek shareholder approval for any golden parachute payments not previously approved.

Additionally, under Section 102(b)(1) of the JOBS Act, the Company is not required to comply with new or revised financial accounting standards until such standards apply to private companies. The Company has elected to not to opt out of the extended transition period provided under the JOBS Act. As a result, the Company will adopt new or revised accounting standards at the time they become applicable to private companies, rather than at the time they become applicable to public companies. This decision may result in differences between the Company’s financial statements and those of other public companies, that either are not emerging growth companies or have elected to opt out of the extended transition period. These potential differences in accounting standards used could make it more difficult to compare the Company’s financial statements with those of other public companies.

Use of estimates

The preparation of our financial statements, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. Estimates and underlying assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary. In preparing the financial statements, management makes estimates and assumptions regarding:

-	the adequacy of the allowance for doubtful accounts;
-	the fair value of stock options and warrants issued;
-	accounting for income taxes and any related variation allowance;
-	impairment of long-lived assets, including intangibles;
-	any changes to regulatory compliance; and
-	other matters that affect reported amounts and disclosures of contingencies in the financial statements.

Other sources of estimation uncertainty that have a significant risk of a material adjustment to the carrying amounts of assets and liabilities within the next financial year are specifically identified as a significant estimate. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

These financial statements have been prepared on a consolidated basis whereby the assets, liabilities and results of Sky Quarry, 2020 Canada, 2020 Utah and Foreland have been combined.

Concentrations

The Company maintains its cash and cash equivalents in various bank accounts, the balances of which at times may exceed federally insured limits. The Company has not experienced any losses related to these accounts, and management does not believe that the Company is exposed to significant credit risk.

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses on receivables which, when realized, have been within the range of management’s expectations. Management believes that adequate provision has been made for risk of loss on all credit transactions.

In the normal course of business, the Company may provide credit terms to its customers based on their credit rating and generally require no collateral. A major customer is considered to be one that comprises more than 10% of the Company’s accounts receivable or annual revenue.

Concentrations of revenues were as follows for the years ended December 31:

	2024	2023
Customer A	35%	33%
Customer B	23%	17%
Customer C	22%	14%

Concentrations of accounts receivable were as follows as of December 31:

	2024	2023
Customer C	38%	28%
Customer A	30%	18%
Customer B	27%	20%

Concentrations of vendors were as follows for the years ended December 31:

	2024	2023
Vendor A	20%	13%
Vendor B	13%	15%
Vendor C	11%	12%
Vendor D	*	18%
Vendor E	*	10%

*Vendor did not account for more than 10% of purchases for the year presented.

Translation of foreign currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Transaction gains (losses) on foreign currencies are reflected in selling, general and

Sky Quarry Inc.

Notes to Consolidated Financial Statements

administrative expenses and were ($15,179) and ($2,060) for the years ended December 31, 2024 and 2023, respectively. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date.

The Company has a foreign currency exposure with respect to its Canadian operations as 2020 Canada operations are in Canada; therefore, US GAAP requires the Company to adjust the value of its investment for changes in foreign currency exchange rates. The Company determines the functional currency of its subsidiaries based upon the primary currency used to generate and expend cash, which is the currency of the country in which the subsidiary is located. For subsidiaries with functional currencies other than the U.S. dollar, the monetary assets and liabilities are translated into U.S. dollars using period-end exchange rates. The resulting foreign currency translation losses are deferred as other comprehensive loss and reclassified to earnings only upon sale or liquidation of that business. The foreign currency translation losses of $8,203 and $24,185 as of December 31, 2024 and 2023, respectively, were recorded in accumulated other comprehensive loss.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. These investments are considered cash equivalents if they have a maturity of three months or less from the date of acquisition. The Company’s cash and cash equivalents are held in various financial institutions and are subject to the standard terms and conditions applicable to deposit accounts at those institutions. Cash and cash equivalents totaled $385,116 and $326,822 as of December 31, 2024 and 2023, respectively.

Accounts receivables

Accounts receivables are recorded at their invoice amount and do not bear interest, are stated at the amount management expects to collect from outstanding balances, and are included in current assets and totaled $1,123,897, $3,517,469, and $4,237,064 as of December 31, 2024, 2023, and 2022, respectively. The allowance for credit losses is estimated based on historical experience, aging of the receivable, the counterparty’s ability to pay, and the condition of the general economy and industry. The allowance for credit losses reflects the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable at the end of the year; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company pools accounts receivable based on risk characteristics, which include type of customer and age of open balance. Account balances are charged against the allowance when management determines that the probability for collection is remote. Management determined that an allowance for doubtful accounts was not necessary as of December 31, 2024 and 2023.

Inventory

Inventory includes freight-in, materials, labor and overhead costs and are stated at the lower of cost or net realizable value. The Company determines cost on the basis of the first-in, first-out method. Allowances are recorded for slow-moving, obsolete or unusable inventory.  The Company assesses inventory for estimated obsolescence or unmarketable products and writes down the difference between the cost of the inventory and the estimated net realizable value based upon assumptions about future sales and supplies on-hand.

Oil and gas properties

The Company follows the successful efforts method of accounting for its oil and gas properties per ASC 932. Acquisition costs associated with the acquisition of leases are capitalized.  Exploration costs, such as exploratory geological and geophysical costs, and costs associated with delay rentals and exploration overhead are charged against earnings as incurred. Costs of successful exploratory efforts along with acquisition costs and the costs of development of surface mining sites are capitalized. Costs incurred to obtain access to prove reserves and to provide facilities for extracting, treating, gathering and storing the oil and gas are capitalized.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Site development costs are initially capitalized, or suspended, pending the determination of proved reserves. If proved reserves are found, site development costs remain capitalized as proved properties. Costs of unsuccessful site developments are charged to exploration expense. For site development costs for reserves that cannot be classified as proved, costs continue to be capitalized as suspended exploratory site development costs if there have been sufficient reserves found to justify completion as a producing site and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If management determines that future development activities are unlikely to occur, associated suspended exploratory development costs are expensed. In some instances, this determination may take longer than one year. The Company reviews the status of all suspended exploratory site development costs quarterly.

Capitalized costs of proved oil and gas properties are depleted by the unit-of-production method. Proved leasehold acquisition costs, less accumulated amortization, are depleted over total proved reserves, which includes proved undeveloped reserves. Capitalized costs of related equipment and facilities, including estimated asset retirement costs, net of estimated salvage values and less accumulated amortization are depreciated based on proved developed reserves associated with those capitalized costs. Depletion is calculated by applying the depreciation, depletion, and amortization (“DD&A”) rate (amortizable base divided by beginning of period proved reserves) to current period production.

Costs associated with unproved properties are excluded from the depletion calculation until it is determined whether or not proved reserves can be assigned to such properties. The Company assesses its unproved properties for impairment annually, or more frequently if events or changes in circumstances dictate that the carrying value of those assets may not be recoverable.

Proved properties will be assessed for impairment annually, or more frequently if events or changes in circumstances dictate that the carrying value of those assets may not be recoverable. Individual assets are grouped for impairment purposes based on a common operating location. If there is an indication the carrying amount of an asset may not be recovered, the asset is assessed for potential impairment by management through an established process. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset, the carrying value is written down to estimated fair value. Because there is usually a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants or by comparable transactions. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review.

Gains or losses are recorded for sales or dispositions of oil and gas properties which constitute an entire common operating field, or which result in a significant alteration of the common operating field’s DD&A rate. These gains and losses are classified as asset dispositions in the accompanying consolidated statements of loss and comprehensive loss. Partial common operating field sales or dispositions deemed not to significantly alter the DD&A rates are generally accounted for as adjustments to capitalized costs with no gain or loss recognized.

The Company capitalizes interest costs incurred and attributable to material unproved oil and gas properties and major development projects of oil and gas properties. As of December 31, 2024 and 2023 the Company had no proved reserves assigned to its properties.

Property, plant, and equipment

Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation and amortization are recorded principally by the straight-line method over the estimated useful lives of the assets, which are reviewed periodically and generally have the following ranges:

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Years
Buildings	10
Machinery and equipment	5 - 15
Office furniture and equipment	2 - 7
Leasehold improvements	4 - 5

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is accounted for in accordance with ASC 350, Intangibles-Goodwill and Other.  The Company acquired goodwill in its acquisition of Foreland. The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For the years ended December 31, 2024 and 2023, the Company did not recognize an impairment related to goodwill.

Restricted cash and cash equivalents

Restricted cash and cash equivalents consists of cash and cash deposit amounts that are contractually restricted as to usage or withdrawal and represent surety bonds with the State of Utah in connection with mineral leases regarding the PR Spring facility property.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We adopted ASU No. 2023-07 during the year ended December 31, 2024. The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its CEO. The primary measure of profitability of the reporting unit is gross profit and the CODM allocates resources and evaluates performance based on this measure. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

Leases

On January 1, 2023, the Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”), increases transparency and comparability by the recognition of the right-of-use assets and corresponding lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2023, which is the date of initial application. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

The lease liability will be equal to the present value of lease payments and the right-of-use (“ROU”) asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.

The Company adopted the standard using the modified retrospective transition method, as permitted, on its effective date of January 1, 2019 and therefore did not adjust prior comparative periods as permitted by the codification improvements issued by FASB in July 2018. Additionally, the Company elected the package of practical expedients which permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. Additionally, we have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. Furthermore, we adopted the expedient for land easements as specified in ASC 842-10-65-1(gg).

There was no material impact to our consolidated income statement (see Note 8 below for more information). The lease liabilities are based on the present value of the remaining minimum lease payments, determined under ASC 842, discounted using our secured incremental borrowing rate at the lease commencement date, using the original lease term as the tenor. As permitted under ASC 842, we elected the package of practical expedients which streamlined the assessment process.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Liabilities for environmental remediation or restoration claims resulting from allegations of improper operation of assets are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Expenditures related to such environmental matters are expensed or capitalized in accordance with the Company’s accounting policy for property and equipment.

Revenue recognition

Foreland Refinery operations are the only operating source of revenues. PR Spring facility is not in operation.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is measured based on the amount defined per the contract and recognized when performance obligations within a contract are satisfied which generally occurs with the transfer of control of the goods to the customer. Substantially all the Company’s revenues are derived from product sales that consist of a single performance obligation satisfied at a point in time.

Revenue is recognized when control of the product is transferred to the customer, typically upon delivery. The Company recognizes revenue for gasoline, diesel, VGO (Vacuum Oil Gas), kerosene, and liquid asphalt based on the specific terms of each contract. Product sales to customers are made under a purchase order (PO), or in certain cases, in accordance with the terms of a master services agreement (MSA) or similar arrangement, which defines the rights and obligations of each party.

Payment terms and conditions vary by contract, although terms generally include a requirement of payments within 30 days.

The Company accounts for shipping and handling as activities to fulfill the promise to transfer the goods. As such, shipping and handling fees billed to customers in a sales transaction are recorded in sales and shipping and handling costs incurred are recorded in cost of sales.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is

Sky Quarry Inc.

Notes to Consolidated Financial Statements

determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount.

The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2024 and 2023.

Offering costs

The Company follows the requirements of ASC 340-10 in recording and treating costs associated with the offering of the Company’s securities.  These costs consist of legal, escrow, exchange and marketing fees incurred in connection with the capital raising efforts of the Company.  Under ASC 340-10, costs incurred are capitalized until the offering closes whereupon the offering costs are charged to shareholders’ equity if the offering is successful or expensed in the period of an aborted or unsuccessful offering.

Comparative amounts

The comparative amounts presented in these consolidated financial statements have been reclassified where necessary to conform to the presentation used in the current year.

Fair value measurements

The fair value hierarchy under the accounting standard for fair value measurements consists of the following three levels:

-Level 1 — Quoted prices in active markets that we have the ability to access for identical assets or liabilities;

-Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market; and

-Level 3 — Valuations using significant inputs that are unobservable in the market and include the use of judgment by management about the assumptions market participants would use in pricing the asset or liability.

The following table summarizes financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
Asset/Liability	Fair Value at December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Valuation Techniques	Significant Inputs
Warrant Liability	$459,067	-	-	$459,067	Option pricing models	Volatility, exercise price, time to maturity

Recently issued accounting pronouncements

Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for fiscal periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of January 1, 2024.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

5.INVENTORY

Inventory consisted primarily of raw crude, chemicals, and finished goods. Inventory consisted of the following as of December 31:

	2024	2023
Finished goods	$2,345,727	$1,287,927
Raw materials	558,700	892,665
Chemicals	244,809	256,589
Total	$3,149,236	$2,437,181

6.MINERAL LEASES

Through its acquisition of 2020 Utah, the Company indirectly acquired certain mineral rights under two mineral leases for 5,879.9 acres entitled “Utah State Mineral Lease for Bituminous-Asphaltic Sands” between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and 2020 Utah, as lessee, covering certain lands in the PR Spring Area largely adjacent to each other (the “SITLA Leases”). The SITLA Mineral Lease consisted of the following and is included in oil and gas properties in the consolidated balance sheet.

Cost
January 1, 2023	$63,800
Additions	-
December 31, 2023	63,800
Additions	-
December 31, 2024	$63,800

Accumulated Amortization
December 31, 2024 and 2023	$-

Carrying Amounts
December 31, 2024 and 2023	$63,800

Sky Quarry Inc.

Notes to Consolidated Financial Statements

The carrying amounts of the mineral leases are included in the totals of Oil and Gas Properties in Note 7. During the years ended December 31, 2024 and 2023, the Company did not record any amortization of the lease rights as operations have not yet commenced.

Terms of the SITLA Leases are set forth in the table below.

Reference	Acres	Lease Expiry Date (1)	Annual Rent (2)	Annual Advance Minimum Royalty (3)	Production Royalty Rate (4)
ML-49927	4,319.9	May 31, 2025	$4,320	$43,200	6.5%
ML-51705	1,560.0	January 31, 2030	1,560	15,600	8.0%

Total	5,879.9		$5,880	$58,800

Notes:

1.Leases may be extended past expiry date by continued payment of annual rent and annual advance minimum royalty, which the Company has done.

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

7.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following as of December 31:

	2024	2023
Buildings	$1,575,000	$1,575,000
Machinery and equipment	6,090,886	5,435,388
Office furniture and equipment	9,873	6,733
Total property, plant and equipment	7,675,759	7,017,121
Less: Accumulated depreciation and amortization	(1,515,441)	(729,770)
Property, plant and equipment, net	$6,160,318	$6,287,351

Eagle Springs Refinery consists of tanks, buildings, refining processing equipment, shop, lab and equipment. For Eagle Springs Refinery, each class of property, plant and equipment is estimated to have a useful life of 5 years and are being amortized over a straight-line basis.

Depreciation and amortization expense totaled $793,449 and $564,639 for the years ended December 31, 2024 and 2023, respectively.

8.OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following as of December 31:

	2024	2023
Balance, beginning of year	$7,745,205	$7,477,238
Disposal	-	(411,400)
Additions	789,762	679,367
Balance, end of year	$8,534,967	$7,745,205

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Oil and gas properties, located in the eastern Utah tar sands, includes undeveloped lands, unproved properties, research and development equipment, mining equipment and seismic costs where management has not fully evaluated for technical feasibility and commercial viability.

As of December 31, 2024, the Company holds oil and gas assets representing more than 10% of the total assets, which are primarily the PR Spring facility costs, which includes all direct costs incurred to acquire or construct the assets, including tanks, buildings, extraction processing equipment, shop, lab and equipment. The costs of the PR Spring facility under construction are capitalized as part of oil and gas properties. These costs include direct materials, labor, and overhead attributable to the construction activities. As the facility is not yet operational, depreciation has not commenced. The construction project is classified as "construction in progress" until the PR Spring facility is placed into service. Once the asset is ready for its intended use, depreciation will begin based on its estimated useful life. The Company evaluates oil and gas properties for impairment in accordance with ASC 360-10-35. If indicators of impairment arise, the Company will assess the recoverability of the asset’s carrying value by comparing the asset’s carrying amount to the undiscounted future cash flows expected to be generated by the asset. If impairment is identified, the asset will be written down to its fair value. As of December 31, 2024, the Company has determined that there has been no impairment of the PR Spring facility under construction, as there are no indicators suggesting a decline in the asset's recoverable value. The Company has no proved reserves, and there have been no significant changes in reserves during the reporting period. The capitalized costs related to these oil and gas assets amount to $8,534,967, recorded at full cost, are not being depreciated and amortized as the facility is still under construction. Additions during the years ended December 31, 2024 and 2023, relate to development and construction of the extraction facility at PR Spring. There were no costs associated with well exploration during the years ended December 31, 2024 or 2023. No disposals occurred in the year ended December 31, 2024. The disposals during the year ended December 31, 2023 related to the sale of non-utilized equipment at PR Springs.

PR Springs has not commenced active extraction of reserves. Consequently, the Company is not required to provide reserve quantities or future cash flow disclosures in accordance with ASC 935-235-50-2. Based on our analysis of the asset group, we have determined that no impairment is necessary as of the reporting date. The carrying amounts of the development-stage extraction facility and related oil and gas properties are fully supported by projected future cash flows, which are derived from reasonable and supportable assumptions regarding commodity prices, expected production rates, and operating costs once the assets are operational. Additionally, no significant adverse changes in the economic environment, regulatory landscape, or project costs have occurred to suggest that the recoverable amount of these assets is less than their carrying value. As such, the assets continue to meet the criteria for capitalization, and no impairment loss has been recognized in accordance with ASC 360-10-35. Further, under ASC 932-360-35-19, the impairment analysis specifically considers the recoverability of costs capitalized for oil and gas properties in the development phase. As these costs are expected to be recoverable through future production, no impairment charge is required as of December 31, 2024 or 2023.

9.RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company currently leases office space, which are classified as operating leases, and leases remote camp accommodations which are classified as finance leases under ASC 842.

The components of operating lease expense, associated with the Company’s leasing of office space, consisted of amortization of the right-of-use asset of $90,990 and $37,925 during the years ended December 31, 2024 and 2023, respectively, and accretion of the lease liability of $15,156 and $11,972 for the years ended December 31, 2024 and 2023, respectively.

The weighted average remaining lease term in years was 1.42 and 2.42 as of December 31, 2024 and  2023, respectively. The weighted average discount rate as of December 31, 2024, and  2023, was 10.25%.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Amortization expense on operating leases is included as part of general and administrative expenses on the income statement. The total lease expense recognized on the income statement is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

The following table reconciles the undiscounted future cash flows for the next five years and thereafter to the operating lease liabilities recorded within the consolidated balance sheet as of December 31, 2024:

2025	$87,266
2026	44,278
Total lease payments	131,544
Less: amounts representing interest	(9,118)
Present value of lease liabilities	$122,426

The components of finance lease expense, associated with the Company’s leasing of remote accommodation camps, consisted of amortization of the right-of-use asset of $20,144 and $0 during the years ended December 31, 2024 and 2023, respectively, and accretion of the lease liability of $103,117 and $0 during the years ended December 31, 2024 and 2023, respectively.

The weighted average remaining lease term in years was 19 and 0 as of December 31, 2024 and December 31, 2023, respectively. The weighted average discount rate as of December 31, 2024 was 10.25%.

Amortization expense on financing leases is included as part of general and administrative expenses on the statement of operations. The total lease expense recognized on the statement of operations is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

Included in the total finance lease expense for the year ended December 31, 2024, is approximately $110,000 in demobilization costs associated with the decommissioning and removal of the remote accommodation camps at the end of the lease term. These costs have been capitalized as part of the lease liability and right-of-use asset and are being recognized over the term of the lease.

The following table reconciles the undiscounted future cash flows for the next five years and thereafter to the financing lease liabilities recorded within the consolidated balance sheet as of December 31, 2024:

2025	$117,713
2026	117,713
2027	117,713
2028	118,035
2029	1,876,655
Total lease payments	2,347,828
Less: amounts representing interest	(1,360,874)
Present value of lease liabilities	$987,810

10.GOODWILL

Goodwill is derived from the acquisition of Foreland in 2022. Goodwill recognized from the acquisition was $3,209,003.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

11.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31:

	2024	2023
Trade accounts payable	$2,777,698	$4,753,782
Accrued expenses	1,220,373	120,888
Accrued vacation	45,859	25,971
Sales tax payable	2,389	3,480
	$4,046,319	$4,904,121

12.WARRANT LIABILITY

The details of warrant liability transactions are as follows for the years ended December 31:

	2024	2023
Beginning balance	$-	$-
Fair value upon issuance of warrants	1,936,937	-
Change in fair value	(1,477,870)	-
Ending balance	$459,067	$-

On August 27, 2024, as consideration for the reduction of weekly payments to certain lenders during the Company’s Reg A Offering, the Company issued common stock, warrants to purchase (“Purchase Warrant”) up to an aggregate of 625,000 shares of the Company’s common stock (the “Common Warrants”) at $4.50 per share.

The Purchase Warrant provides for a value calculation for the Purchase Warrant using the Black Scholes model in the event of certain fundamental transactions. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Purchase Warrant that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrant as a liability in its consolidated balance sheet. The classification of the Purchase Warrant, including whether the Purchase Warrant should be recorded as a liability or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the consolidated statements of operations and comprehensive loss. The Purchase Warrant was initially recorded at a fair value at $1,936,937 at the grant date and is re-valued at each reporting date. Upon the issuance of warrants, the fair value of the Purchase Warrant liability was recorded as a loss on debt modification.

During the years ended December 31, 2024 and 2023, the Company recognized change in fair value of the warrant liability of $1,477,870 and $0, respectively.

All changes in the fair value of the warrant liabilities are recognized as a change in fair value of warrant liability in the Company’s consolidated statements of operations until they are either exercised or expire.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

The warrant liabilities for the Common Warrants were valued using a Black Scholes pricing model with the following weighted average assumptions as of December 31:

	2024	2023
Stock price	$1.28	$-
Risk-free interest rate	4.38%	-%
Expected volatility	85%	-%
Expected life (in years)	4.4	-
Expected dividend yield	-	-
Fair value of warrants	$459,067	$-

13.LINES OF CREDIT

The lines of credit consisted of the following as of December 31:

	2024	2023
Invoice purchase and security agreement	$743,482	$1,696,368
Inventory finance rider	517,245	1,365,330
	$1,260,727	$3,061,698

On December 21, 2022, Foreland entered into an Invoice Purchase and Security Agreement (the “IPSA”) and inventory finance rider (the “Rider”) with Alterna Capital Solutions, LLC (“Alterna”). Under the terms of the IPSA, Alterna provides an advance of 85% of the amount of the purchased receivables to Foreland and during the time the receivables remain outstanding, is granted a continuing senior security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables. The Rider provides a standby security for certain letters of credit in place with certain crude oil suppliers to Foreland. The letters of credit are adjusted periodically to correlate with the price and quantities of purchased heavy crude oil.  The Agreement is senior secured by the sale-ready and pre-sale petroleum product inventory on hand at Foreland and matures on December 21, 2025. Funds drawn under the agreement accrue interest at a per annum rate equal to the sum of the Wall Street Journal Prime Rate of 7.50% plus 2.25%. In addition, a collateral monitoring fee of 0.17% on outstanding advances made is due monthly. Repayment of advances shall be payable from collection of Foreland accounts receivable, including those accounts arising from the sale of the inventory to its customers.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

14.DEBT

Debt consisted of the following as of December 31:

Lender / Merchant	Maturity Date	Effective Interest Rate	Balance 2024	Balance 2023
Libertas #6	December 6, 2024	58%	$2,602,031	$-
Libertas #5	November 29, 2024	58%	1,398,582	-
Private Lender A	March 2, 2025	20%	1,216,818	-
LendSpark #3	March 4, 2025	68%	1,058,744	-
LendSpark #4	December 4, 2024	68%	688,468	-
Libertas #7	January 7, 2025	66%	591,175	-
Libertas #4	September 12, 2024	68%	301,049	1,394,324
Libertas #8	March 6, 2025	68%	190,140	-
ACMO USOS LLC	March 15, 2021	15%	191,699	191,699
USA SBA	March 1, 2026	1%	44,474	82,265
Libertas #2	June 16, 2024	56%	-	1,320,000
Libertas #3	August 3, 2024	56%	-	1,019,667
Libertas #1	April 5, 2024	66%	-	897,749
LendSpark #1	April 19, 2024	68%	-	646,169
Private Lender A	May 21, 2023	30%	-	393,978
Private Lender B	March 23, 2023	20%	-	72,085
			8,283,180	6,017,936
Less: Unamortized debt issuance costs			(1,796,687)	(1,100,104)
			$6,486,493	$4,917,832

As of December 31, 2024, the maturity date of debt is as follows:

Due in less than one year	$8,280,125
Due in more than one year, but less than two years	3,055
Less: Unamortized debt issuance costs	(1,796,687)
$6,486,493

The past due debt referred to above is owed to Libertas Funding LLC in the amount of $5,082,977 and is owed to LendSpark the amount of $1,747,212. Provided that neither Libertas nor LendSpark Corporation commence foreclosure proceedings against us, we do not expect any adverse impact on our operations as a result of our past due debt.

The debt terms related to private lenders are as follows:

On December 2, 2024, the Company entered into a promissory note for $1,200,000 from private lender A. The note is secured by the 2020 Resources LLC’s Solar Turbines, bears interest at 1.5% per month and matures on March 2, 2025. As inducement for advancing the note, the lender was issued 1,200,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $0.83 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and are being amortized over the term of the debt. The Company also amended previous warrant agreements dated April 6, 2023, June 19, 2024, and August 27, 2024, agreeing to extend the exercise period to five years from the issuance date of the amendment.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

On August 27, 2024, the Company entered into a promissory note for $1,200,000 from private lender A. The note was secured by the 2020 Resources LLC’s Solar Turbine, bears interest at 10% per month, with a minimum interest of $150,000, and matured on October 14, 2024. Repayment of the note is based on proceeds from the Reg A Offering with distribution of escrow funds of 100 percent (100%) of the outstanding loan amount to private Lender A. As inducement for advancing the note, the lender was issued 750,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On October 10, 2024, the note was repaid in full.

On June 20, 2024 the Company entered into a promissory note for $800,000 from private lender A. The note was secured by the 2020 Resources LLC’s Solar Turbine, bears interest at 10% per month, with a minimum interest of $100,000, and matured on August 20, 2024. Repayment of the note was to be paid from the proceeds of the Warrant Offering with distribution of escrow funds of sixty percent (60%) to private Lender A. As inducement for advancing the note, the lender was issued 200,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $2.70 per share for a period of five years from the issuance date. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On July 18, 2024, the note was repaid in full.

On June 13, 2024 the Company entered into a promissory note for $122,500 from private lender C. The note was unsecured, carries an original issue discount (“OID”) of $22,500, providing the initial purchase price of $100,000 and matured on August 12, 2024. Repayment of the note was to be made on the earlier of (a) sixty days; or (b) the date that the Company receives a minimum of $1,000,000 in funding from sale of convertible notes, sale of equipment, or proceeds from the Warrant Offering. As inducement for advancing the note, the lender was issued 50,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On July 22, 2024, the note was repaid in full.

On June 3, 2024, Foreland entered into a business loan and security agreement with Clearview Funding Group LLC. for a loan in the amount of $105,000. The loan was repaid in 8 equal weekly payments of $17,063 for total repayment of $136,000. The loan is secured by the 2020 Resources Solar Turbine. As inducement for advancing the note, the lender was issued 100,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On July 29, 2024, the note was repaid in full.

On May 16, 2024, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $900,000 (“LendSpark #4”). The loan is repaid in 40 equal weekly payments of $30,750 for total repayment of $1,215,000. The loan is secured by all of the assets of Foreland. As inducement for advancing the note, the lender was issued 100,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of three years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. Subsequent to December 31, 2024 as inducement to a reduction in payment the warrant agreement was amended to reduce the price to $1.40 per share and the incremental fair value warrants were recorded to debt issuance costs.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

On April 30, 2024, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $1,500,000 (“LendSpark #3”). The loan is repaid in 44 equal weekly payments of $45,000 for total repayment of $1,980,000. The loan is secured by all of the assets of Foreland. Subsequent to April 30, 2024, as inducement to a reduction in payment the lender was issued 250,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as liabilities and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. Subsequent to December 31, 2024 as inducement to a reduction in payment the warrant agreement was amended to reduce the price to $1.40 per share and the incremental fair value warrants were recorded to debt issuance costs.

On June 14, 2023, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $1,500,000 (“LendSpark #1”). The loan is repaid in 44 equal weekly payments of $45,000 for total repayment of $1,980,000. The loan is secured by all of the assets of Foreland. On April 19, 2024 the loan was repaid in full.

On February 21, 2023, the Company entered into a binding term sheet with private lender A for a convertible loan of $1,000,000 and was personally guaranteed and secured by members of the Board and received a deposit of $400,000. During the course of loan document preparation, it was determined that certain terms agreed to in the term sheet could not be completed. On April 6, 2023, the parties amended the terms of the term sheet by way of a debt satisfaction agreement under which the unsecured deposit, plus accrued interest calculated at 20% per annum, would be repaid on or before May 21, 2023, after which amounts unpaid would incur interest at the rate of 30% per annum. As inducement to enter into the debt satisfaction agreement, the lender was issued 666,667 common share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $2.70 per share for a period of five years from the issuance date. The warrants were classified as equity and the fair value of the warrants was recorded separately as debt discount and amortized over the term of the debt. On July 18, 2024, the loan was repaid in full.

On January 23, 2023, the Company entered into a promissory note for $100,000 from private lender B. The note was unsecured, bears interest at 20% per annum and matured on March 23, 2023. As inducement for advancing the note, the lender was issued 6,667 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $6.00 per share for a period of two years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. The loan has been repaid as of October 24, 2024.

LIABILITY FOR SALE OF FUTURE REVENUES

As of December 31, 2024, the Company is party to several agreements related to the sale of future revenues with Libertas Funding, LLC (“Libertas”), a total of five agreements remain outstanding and two agreements have been terminated.  The agreements, summarized below, contain substantially the same terms and conditions and grant a continuing security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Interest and discounts related to the agreements are amortized to expense over the estimated term of the agreements, which is anticipated to be between 10 to 12 months from the funding of each agreement. During the year ended December 31, 2024, the Company amortized an aggregate of $2,976,026 of discount, respectively, to interest expense. Unamortized interest and discounts in the aggregate is $1,140,323 as of December 31, 2024. As inducement to a reduction in payment the lender was issued 375,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as debt and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On December 30, 2024 as further inducement to a reduction in payment the warrant agreement was amended to reduce the price to $0.83 per share.

On May 16, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $665,000 of future sales receipts (“Libertas #8”) for gross proceeds of $500,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $15,833 until the amount sold is extinguished. As inducement for advancing the note, the lender was issued 375,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On December 30, 2024 as further inducement to a reduction in payment the warrant agreement was amended to reduce the price to $0.83 per share. This amendment was classified as debt and the incremental fair value warrants were recorded to interest expense. As of December 31, 2024, a total of $190,140, exclusive of debt discounts, remained outstanding.

On February 19, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,386,000 of future sales receipts (“Libertas #7”) for gross proceeds of $1,018,500. Under the agreement, Foreland will make weekly delivery of receivables not less than $30,000 until the amount sold is extinguished. As of December 31, 2024, a total of $591,175, exclusive of debt discounts, remained outstanding.

On January 18, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $4,224,000 of future sales receipts (“Libertas #6”) for gross proceeds of $3,300,000, of which $884,667 was used to pay off the Libertas September 14, 2023 agreement. Under the agreement, Foreland will make weekly delivery of receivables not less than $91,429 until the amount sold is extinguished. As of December 31, 2024, a total of $2,602,031, exclusive of debt discounts, remained outstanding.

On January 11, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $2,632,852 of future sales receipts (“Libertas #5”) for gross proceeds of $2,056,916, of which $796,916 and $1,260,000 was used to pay off the Libertas May 17, 2023 and June 30, 2023 agreements respectively. Under the agreement, Foreland will make weekly delivery of receivables not less than $56,988 until the amount sold is extinguished. As of December 31, 2024, a total of $1,398,582, exclusive of debt discounts, remained outstanding.

On October 25, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,731,660 of future sales receipts (“Libertas #4”) for gross proceeds of $1,302,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $37,482 until the amount sold is extinguished. As of December 31, 2024, a total of $301,049, exclusive of debt discounts, remained outstanding.

On September 14, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,463,000 of future sales receipts (“Libertas #?2”) for gross proceeds of $1,100,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $31,667 until the amount sold is extinguished. This liability was fully paid during the year ended December 31, 2024.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

On June 30, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $2,520,000 of future sales receipts (“Libertas #3”) with proceeds of $2,000,000 used to pay off Libertas agreement dated January 17, 2023. Under the agreement, Foreland will make weekly delivery of receivables not less than $50,000 until the amount sold is extinguished. This liability was fully paid during the year ended December 31, 2024.

On May 17, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $2,560,250 of future sales receipts (“Libertas #1”) for gross proceeds of $1,925,000, of which $575,357 was applied to pay off Libertas agreement dated February 21, 2023. Under the agreement, Foreland will make weekly delivery of receivables not less than $55,417 until the amount sold is extinguished. This liability was fully paid during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company refinanced 3 agreements with Libertas (“Libertas #1, #2, and #3”). Management determined that the transaction should be accounted for as a debt extinguishment. Accordingly, the Company recognized a loss on extinguishment related to loan origination fees of $108,887, which is recorded on the statement of operations and comprehensive loss for the year ended December 31, 2024.

As of December 31, 2024, the Company had the following unamortized debt discounts related to the Libertas agreements:

Lender	Date Issue	Gross Discount	Unamortized Discount
Libertas #4	October 25, 2023	$ 449,737	$ 74,696
Libertas #5	January 11, 2024	575,936	305,940
Libertas #6	January 18, 2024	990,000	569,194
Libertas #7	February 19, 2024	397,500	143,315
Libertas #8	May 16, 2024	175,000	47,178
		$ 2,588,173	$ 1,140,323

On April 19, 2024, Foreland entered into an agreement of sale of future receivables with Parkside Funding for the sale of $552,000 of future sales receipts for gross proceeds of $400,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $27,600 until the amount sold is extinguished. This liability was fully paid during the year ended December 31, 2024.

On April 19, 2024, Foreland entered into an agreement of sale of future receivables with UFS West for the sale of $552,000 of future sales receipts for gross proceeds of $400,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $27,600 until the amount sold is extinguished. This liability was fully paid during the year ended December 31, 2024.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

15.CONVERTIBLE NOTE PAYABLE

On November 24, 2023, the Company issued a promissory note in the amount of $2,000,000, convertible at the election of the holder into shares of common stock at an exercise price of $4.80 post reverse split, with a maturity date of November 24, 2026. The note has a term of thirty-six months and bears interest at a rate of 9% per annum payable semi-annually, with any outstanding interest and principal due on maturity. On April 30, 2024, the note holder elected to convert the accumulated interest as of December 31, 2023, totaling $18,247 to 3,802 shares of common stock, and on June 30, 2024, elected to convert the accumulated interest from January 1, 2024 to June 30, 2024, totaling $89,260 to 18,596 shares of common stock. The table below sets forth the amount of the note as of December 31:

Lender	Maturity Date	Interest Rate	Principal and Interest Due December 31, 2024	Principal and Interest Due December 31, 2023
Private Lender C	November 24, 2024	9%	$2,092,084	$2,018,247

16.INCOME TAXES

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards.

The Company considered all positive and negative evidence. Given the caution of Subtopic 30-21 regarding the difficulty in forming a conclusion that a valuation allowance is not needed in the case of cumulative losses, it is the Company’s conclusion that it is more likely than not that the Company’s existing deferred tax assets in the U.S. will not be realized and that a valuation allowance is necessary as of December 31, 2024. Accordingly, the Company has recorded a full valuation allowance of in the U.S. The Company has evaluated all of the negative and positive evidence as of December 31, 2024, and concludes that due to the Company being in a 3-year cumulative loss position, it is more likely than not that the net Canadian deferred tax assets will be not realized. As such, the Company has recorded and maintained a full valuation allowance in Canada.

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

The components of loss before provision for income taxes are as follows for the years ended December 31:

	2024	2023
United States	$(14,549,757)	$(3,896,198)
Foreign	(178,754)	(540,274)
Consolidated loss	$(14,728,511)	$(4,436,472)

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Provision (benefit) for income taxes consisted of the following components for the years ended December 31:

	2024	2023
Benefit from income taxes at federal statutory rates	$3,092,987	$942,431
State taxes, net of federal benefits	98,412	30,164
Foreign rate differential	3,575	10,805
Change in valuation allowance	(3,162,588)	(714,868)
Change in effective tax rate	491	2,140
Other	(32,877)	(85,137)
	$-	$185,535

As of December 31, 2024 and 2023, the Company does not have any unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred tax assets and liabilities for federal, state and foreign income taxes are as follows as of December 31:

	2024	2023
Deferred tax assets:
Accruals, reserves, and other	$11,068	$62,136
Depreciation and amortization	9,780	10,798
Stock compensation	356,337	205,831
Lease liability	266,519	45,371
Charitable contributions	241	-
Net operating loss carryover	5,078,741	2,093,078
Less: valuation allowance	(4,240,746)	(1,075,282)
Net deferred tax assets	1,481,940	1,341,932
Deferred tax liabilities:
Fixed assets	(1,212,589)	(1,296,921)
Right of use asset	(269,351)	(45,011)
Net deferred tax liabilities	(1,481,940)	(1,341,932)
Net deferred tax assets	$-	$-

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of $20,898,884, which may be available to offset future federal income and do not expire. As of December 31, 2024, the Company had state net operating losses of $10,380,872 which may be available to offset future state income tax and begin to expire in 2042. As of December 31, 2024, the Company had Canada net operating losses of $2,301,898 which may be available to offset future Canadian income tax and begin to expire in 2040.

The Company considered all positive and negative evidence. Given the caution of Subtopic 30-21 regarding the difficulty in forming a conclusion that a valuation allowance is not needed in the case of cumulative losses, it is the Company’s conclusion that it is more likely than not that the Company’s existing deferred tax assets in the U.S. will not be realized and that a valuation allowance is necessary as of December 31, 2024. Accordingly, the Company has maintained a full valuation allowance of in the U.S. The Company has evaluated all of the negative and positive evidence at December 31, 2024, and concludes that due to the Company being in a 3-year cumulative loss position, it is more likely than not that the net Canadian deferred tax assets will be not realized. As such, the Company has recorded and maintained a full valuation allowance in Canada. As of December 31, 2024 the deferred tax liabilities of $1,481,940 is related to the acquisition of Foreland assets. As of December 31, 2024, the Company had a history of operating losses, the Company has concluded that it more than likely than not that the benefit of its deferred tax assets will not be fully realized.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Accordingly, the Company has a valuation allowance for deferred tax assets as of December 31, 2024 and 2023, of $4,240,746 and $1,075,282, respectively.

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

The Company files tax returns in the United States, Canada, and state jurisdictions. The Company is not currently under examination by any taxing jurisdiction as of December 31, 2024.

17.NET LOSS PER COMMON SHARE

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for years ended December 31, 2024 and 2023, totaled 9,002,953 and 6,868,745, respectively.

18.EQUITY

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

The registration statement for the Company’s Initial Public Offering was declared effective on October 9, 2024. On October 10, 2024, the Company consummated the Initial Public Offering of 1,118,005 common shares priced at $6.00 per share, generating gross proceeds of $6,708,030.

Concurrently with the closing of the Initial Public Offering, all 369,331 series B preferred shares were automatically converted to common shares pursuant to the series A preferred certificate of designation which became effective on October 10, 2024, in connection with the NASDAQ listing. On October 7, 2024, the Company and JPMorgan Chase Funding Inc. (“JPM”) entered into an agreement for the redemption of one share of series A preferred stock by JPM pursuant to the series A preferred certificate of designation which became effective on October 10, 2024 in connection with the NASDAQ listing. As such there are no preferred shares outstanding as of December 31, 2024.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Following the closing of the IPO on October 10, 2024, an amount of $249,008 from the net proceeds of the sale of the commons shares in the Initial Public Offering was placed in a trust account (“Trust Account”) as a chargeback reserve which may be released in 90 days from the closing of the IPO.

Transaction costs of the Initial Public Offering amounted to $1,064,010, consisting of $579,647 of underwriting fee, and $484,363 of other offering costs.

During the year ended December 31, 2024, the Company issued 2,246,256 shares of common stock for acceptance of share subscriptions and conversion of debt, amounting to $6,322,845, net of offering costs of $2,061,665. See Note #15.

During the year ended December 31, 2023, the Company issued 98,334 shares of common stock for acceptance of share subscriptions and conversion of debt, amounting to $111,377, net of offering costs of $0.

During year ended December 31, 2023, the Company issued 246,020 shares of series B preferred stock for acceptance of share subscriptions amounting to $140,123, net of offering costs of $473,126.

During year ended December 31, 2024, the Company issued 123,200 shares of series B preferred stock for acceptance of share subscriptions amounting to $308,000, net of offering costs of $40,874. On October 7, 2024 the Company and JPMorgan Chase Funding Inc. (“JPM”) entered into an agreement for the redemption of one share of series A preferred stock by JPM pursuant to the series A preferred certificate of designation which became effective on October 10, 2024 in connection with the NASDAQ listing. All 369,331 series B preferred shares were automatically converted to common shares pursuant to the series A preferred certificate of designation which became effective on October 10, 2024, in connection with the NASDAQ listing. As such there are no preferred shares outstanding as of December 31, 2024.

For the years ended December 31, 2024 and 2023, the Company incurred equity issuance costs of $2,102,539 and $473,126, respectively. These costs consisted of legal, marketing, accounting, printing, administration, broker-dealer, escrow and filing fees directly related to their respective offerings.

On September 29, 2021, the SEC qualified an offering of securities submitted by the Company under Regulation A (the “2021 Reg A Offering”). Under the 2021 Reg A Offering, the Company proposed to sell up to 5 million units (“Units”) at a price of $3.75 per Unit (as adjusted for the Company’s 1 for 3 reverse split completed in April 2024). Each Unit was comprised of one share of common stock (an “Offering Share”) and one warrant to purchase an additional share (an “Offering Warrant”) at an exercise price of $7.50 per share for a period of three years from the date of issuance of the warrant. The Company reserved from treasury a maximum of 5,000,000 Shares issuable under the 2021 Reg A Offering, assuming full subscription, and a maximum of 1,666,667 shares issuable on exercise of the Offering Warrants (“Warrant Shares”) issued in connection with the 2021 Reg A Offering, assuming full subscription and full exercise. The Company did not issue Unit certificates but instead issued Offering Shares and Offering Warrants in the number of Units subscribed for to subscribers under the 2021 Reg A Offering. The Reg A Offering closed on September 29, 2022, with total gross proceeds of $18,195,838.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

The table below sets forth the shares reserved as of December 31, 2024, by the Company for future potential issuance.

Maximum Issuable
Company stock option plan	4,000,000

Common share purchase warrants issued	4,113,333
Shares issuable on exercise of outstanding Offering Warrants issued under the 2021 Reg A Offering	3,787,930
Shares issuable on exercise of outstanding Brokers Warrants issued under the 2021 Reg A Offering	48,522
Reservation for conversion of maximum issuable common shares	3,333,333
Shares issuable on exercise of outstanding Brokers Warrants issued under the 2024 Reg A Offering	76,666
Reservation for convertible note	416,667
Total shares reserved for issuance	15,776,451

As of December 31, 2024, the Company had issued and outstanding a total of 7,975,499 warrants each to purchase one share of common stock, exercisable at a range from $0.83 to $7.50 per share for cash and a range length of time to exercise from 0.5 to 5 years.

As of December 31, 2024 and 2023, the Company has share purchase warrants issued and outstanding of 7,975,499 and 5,599,079, respectively.

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

19.STOCK OPTION PLAN

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

Sky Quarry Inc.

Notes to Consolidated Financial Statements

The table below sets forth details of the 1,024,120 share options outstanding as of December 31, 2024.

Grant Date	Options Outstanding	Exercise Price	Expiration	Vesting
September 1, 2022	369,448	$ 2.70	August 31,2027	Equally over 3 years commencing on first anniversary of grant date
October 5, 2023	446,338	4.80	October 14, 2028	Equally over 3 years commencing on first anniversary of grant date
November 1, 2023	83,334	4.80	October 31, 2028	27,778 vest immediately, remaining vest equally over 3 years commencing on first anniversary of grant date
November 22, 2024	66,667	1.47	November 23, 2027	Equally over 3 years commencing on first anniversary of grant date

During the years ended December 31, 2024 and 2023, the Company recorded share-based compensation expense of $632,205 and $634,783, respectively, as part of general and administrative expenses.

As of December 31, 2024, the Company had $374,050 of unrecognized share-based compensation costs related to non-vested awards that will be recognized over a weighted average period of 3 years. As of December 31, 2024, 522,857 options have vested, and are exercisable. The options issued during 2022 vest equally over 3 years commencing on the first anniversary of the grant date. Of the options issued during 2023, 310,633 vested immediately on grant date, with the remaining options vesting equally over 3 years commencing on the first anniversary of the grant date. The options issued during 2024 vest equally over 3 years commencing on the first anniversary of the grant date.

The following sets forth the outstanding common share options and related activity for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2023	1,269,667	$3.87
Granted	66,667	1.47
Exercised	-	-
Forfeited	(370,547)	3.86
Outstanding as of December 31, 2024	965,787	3.72

20.RELATED PARTY TRANSACTIONS

Related party transactions in these consolidated financial statements are as follows:

On September 16, 2020, the Company issued a promissory note to JPM, in the amount of $450,000. Portions of the note were converted from time to time into Shares until paid in full. JPM is a related party as a significant shareholder holding directly and indirectly, as of December 31, 2024, 2,249,882 common shares (12.89%), 25,000 common share purchase warrants, and 1 preferred share of the Company.

On June 21, 2021, stockholders of the Company unanimously consented to terminate a Stockholders Agreement entered into by all of the stockholders and the Company on September 24, 2020, and approved a governance agreement between the Company and JPM, which grants to JPM the following rights:

Sky Quarry Inc.

Notes to Consolidated Financial Statements

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

•the right to receive certain quarterly and annual financial statements of the Company; and

•certain inspection rights so long as JPM owns at least 10% of the Company’s outstanding shares of common stock.

For the year ended December 31, 2024, the Company paid sitting and committee fees of $157,750 to members of the board of directors.

21. DISAGGREGATED REVENUE

Revenue consisted of the following refined product types sold domestically in the Southwest USA region for the years ended December 31:

	2024	2023
Diesel	$8,624,347	$18,710,126
Liquid asphalt	7,162,637	15,214,697
VGO	5,815,614	12,218,792
Naphtha	1,718,305	4,486,709
Other	43,285	101,565
	$23,364,188	$50,731,889

The company refines crude oil to produce several key products, including Diesel, Liquid Asphalt, Vacuum Gas Oil (VGO), and Naphtha, each with distinct industrial applications. Diesel is used primarily in transportation and industrial sectors, while Liquid Asphalt is essential for road construction and roofing. VGO serves as an intermediate product for further refining, and Naphtha is used as a feedstock for gasoline production and petrochemicals.

22.DISAGGREGATED EXPENSES

Cost of sales consisted of the following for the years ended December 31:

	2024	2023
Crude oil	$17,559,084	$34,109,233
Freight in	2,591,838	2,155,841
Freight out	1,214,412	5,712,772
Salary and wages	1,154,223	1,482,445
Depreciation and amortization	787,560	559,336
Fuels and chemicals	698,973	2,478,479
Repairs and maintenance	359,078	176,483
Other	294,803	1,716,727
Automobile	99,559	408
	$24,759,530	$48,391,724

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Cost of goods sold for the year ended December 31, 2023, includes depreciation expense of $559,336 that was previously classified within operating expenses on the Company’s consolidated statements of operations.

General and administrative expenses consisted of the following for the years ended December 31:

	2024	2023
Professional fees	$2,399,655	$1,002,639
Executive compensation	2,289,510	1,964,817
Insurance	639,799	187,219
Travel expenses	255,497	195,209
Lease and utilities	179,151	87,542
Other	171,196	246,710
Bank charges	142,706	-
Licenses	44,441	18,607
	$6,121,955	$3,702,743

General and administrative expense for the year ended December 31, 2023, includes stock-based compensation expense of $634,783 that was previously classified separately within operating expenses on the Company’s consolidated statements of operations.

For the years ended December 31, professional fees include:

	2024	2023
Advertising and marketing	$863,205	$-
Auditor	377,207	345,126
Legal	372,746	136,333
Business development	231,735	363,441
Investor relations	257,555	6,000
Membership and subscriptions	91,133	25,006
Other	83,346	71,133
Environmental	77,174	-
Transfer agent	29,620	25,116
Tax	15,935	30,485
	$2,399,655	$1,002,639

Executive compensation from stock-based compensation for the years ended December 31, 2024 and 2023, totaled $201,177 and $132,421, respectively.

23.SEGMENT REPORTING

The Company has one reportable segment: refined crude oil. The company refines crude oil to produce several key products, including Diesel, Liquid Asphalt, Vacuum Gas Oil (VGO), and Naphtha, each with distinct industrial applications. Diesel is used primarily in transportation and industrial sectors, while Liquid Asphalt is essential for road construction and roofing. VGO serves as an intermediate product for further refining, and Naphtha is used as a feedstock for gasoline production and petrochemicals.

The Company’s chief operating decision maker is the executive officer. The chief decision maker uses gross profit to evaluate income generated from segment assets in deciding whether to reinvest profits into the refined crude oil segment or into other parts of the entity.

The Company is in the process of developing a second segment, 2020 Resources LLC PR Spring facility which currently is not generating revenues. There continues to be associated development costs which are being capitalized, with a plan to be completed in second quarter of 2025.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

The following presents selected financial information with respect to our single reportable segment for the years ended December 31:

	2024	2023
Net sales	$23,364,188	$50,731,889

Cost of goods sold	24,759,530	48,391,724
Gross profit (loss)	(1,395,342)	2,340,165

Operating expenses:
General and administrative	6,121,955	3,702,743
Depreciation and amortization	5,889	5,303
Total operating expenses	6,127,844	3,708,046

Loss from operations	(7,523,186)	(1,367,881)

Other income (expense):
Gain on warrant valuation	1,477,870	-
Other income	35,637	26,008
Gain (loss) on sale of assets	(25,075)	564,811
Loss on extinguishment of debt	(241,311)	(205,425)
Loss on issuance of private placement warrants	(1,935,934)	-
Interest expense	(6,516,512)	(3,639,520)
Other expense, net	(7,205,325)	(3,254,126)

Loss before benefit from income taxes	(14,728,511)	(4,622,007)

Provision for income tax benefit	-	185,535

Net loss	(14,728,511)	(4,436,472)

Other comprehensive loss
Foreign currency translation adjustment	(8,203)	(24,185)

Comprehensive loss	$(14,736,714)	$(4,460,657)

The segmented assets as of December 31, 2024 are as follows:

	Foreland Refining	2020 Resource LLC	Total
Total assets	$ 15,065,555	$ 11,881,688	$ 26,947,243

The segmented assets as of year-end December 31, 2023 are as follows:

	Foreland Refining	2020 Resource LLC	Total
Total assets	$ 18,503,859	$ 9,672,121	$ 28,175,980

Sky Quarry Inc.

Notes to Consolidated Financial Statements

24.COMMITMENTS AND CONTINGENCIES

As of December 31, 2024, the Company has the following commitments for two leased land rights of way rentals in Nye County, Nevada, totaling approximately 40 acres:

	Acres	Expiration	Annual Fee
Right-of-Way Grant N-41035	19.66	December 31, 2054	$2,850
Right-of-Way Grant N-42414	20.32	December 31, 2044	1,129
			$3,979

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

25.SUBSEQUENT EVENTS

Management performed a review and determined that, except as disclosed elsewhere herein, no material events occurred subsequent from December 31, 2024 through March 31, 2025, the date of presentation of these financial statements.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.

NONE

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and participation of our principal executive officer and principal financial officer at December 31, 2024, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2024, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, our principal executive officer and principal financial officer, have assessed the effectiveness of internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2024, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications related to our industry accounting and disclosure rules.

Remediation Measures

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has begun the initial steps in developing its remediation plan to address the material weakness described above. The initial steps the Company has taken include identifying the appropriate resources to execute its remediation plan, which will include both internal resources with experience in our industry and outsourced accounting staff, as well as the creation of additional internal procedures to ensure the segregation of duties. The Company is still developing its full remediation plan and is in the early phase of what will be a multi-step remediation process to completely and fully remediate the material weaknesses identified and described above.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein emerging growth companies are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2024, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names of our Executive Officers and Directors as of the date of this Annual Report. Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
David Sealock	65	Chairman and Chief Executive Officer
Darryl Delwo	59	Chief Financial Officer
Marcus Laun	56	Executive Vice President and Director
Matthew Flemming	56	Director
Leo B. Womack	82	Director
Todd Palin	61	Director

David Sealock. Mr. Sealock has served as our Chairman and Chief Executive Officer since January 2020 and is a co-founder of the technology concepts and processes utilized by us. From March 2018 to January 2020, Mr. Sealock served as chief executive officer and executive director for Petroteq Energy. From January 2015 to December 2022, Mr. Sealock also served as president of Autus Ventures, Inc., where he established equity financing processes for startup and intermediate oil and gas companies and managed strategic planning and portfolio optimization. Prior to that, from January 2017 until August 2017, he was vice president of research and development at Petroleum Technology Alliance Canada, a Canadian hydrocarbon industry association that serves as a neutral non-profit facilitator of collaborative R&D and technology development. From August 2014 until December 2015, Mr. Sealock served as president and chief operating officer of Sulvaris. Inc. During his tenure at Sulvaris, he collaborated to deliver equity financing and JV financing to recommence project construction. From 2008 to 2014, Mr. Sealock was the executive vice president of Sunshine Oilsands, Ltd., and was promoted to president and chief executive officer (interim) from 2013 to 2014, where he managed daily operations for engineering, construction, technology, operations, regulatory, human resources, investor relations, health, safety and environment, marketing, supply chain management, IT & systems, and corporate governance. From 2007 until 2008, he was vice president of MegaWest Energy Corp. (now Gravis Energy) and from 2006 to 2007 he was senior manager of Total E&P (formerly Deer Creek Energy, Ltd.), where he was charged with leading a large-scale business and digital transformation to integrate Deer Creek Energy’s technology infrastructure into Total’s enterprise-wide global infrastructure. Mr. Sealock holds a bachelor’s degree in Business Management from the University of Phoenix and is a Registered Engineering Technologist with ASET. Mr. Sealock brings to us a strong background in technology-related start-up operations, regulatory compliance and corporate governance, which we believe qualifies him to serve on our board of directors, and adds significant strategic, business and financial experience.

Darryl Delwo. Mr. Delwo has served as our Chief Financial Officer since August 2024 and prior thereto served as the VP Finance from July 2020 through August 2024. Previously, from 2018 to 2020, Mr. Delwo served as chief financial officer of Noralta Technologies Inc., a SaaS based monitoring firm primarily servicing the oil and gas market. From March 2016 to July 2018, Mr. Delwo was the consulting finance leader providing strategic financial and operational turnaround initiatives including to Trilogy Net, Fratello Group of Companies, and Planit Builders. From October 2014 to March 2016, Mr. Delwo was controller and acting chief financial officer for the start-up company Sulvaris Inc. supporting the venture funding to recommence project construction. Prior to that, from March 2012 to June 2014, Mr. Delwo served as controller of Black Diamond Energy Services establishing the amalgamation of several acquisitions. From March 2010 to March 2012, Mr. Delwo was assistant controller of Wholesale Sports responsible for operational and financial results for Canadian and U.S retail operations. From March 2006 to March 2010, Mr. Delwo served as assistant controller of Regus Canada, managing Regus’s Canadian marketplace expansion. Mr. Delwo holds a CPA, CMA designation and Bachelor of Commerce, Accounting Major from Athabasca University.

Marcus Laun.  Mr. Laun has served as Executive VP and as a member of the board of directors since January 2020. Mr. Laun has spent the past twenty years as a founding principal or senior advisor to over fifteen publicly and privately held companies. Mr. Laun has served as chief executive officer of GrowthCircle.com, a media company specializing in the production and distribution of short films for corporate clients, since May 2013. Mr. Laun has also served as chief executive officer of Geopulse Exploration Inc. since August 2017. From April 2020 through December 2020,

Mr. Laun served as vice president of corporate finance for Netcents Technology Inc. Mr. Laun served as a managing director for Knight Capital Group (the largest market-maker of equities in the U.S.) where he managed syndicates for over $300 million in financing. Mr. Laun’s experience also includes advising and investing in an organic food brand company which eventually sold for $250mm. He has in-depth knowledge of media content and distribution having been a senior advisor to Digital Development Group which has a distribution platform with over 10,000 titles. Mr. Laun has also advised and raised capital for companies in the solar, wind, oil and gas and alternative fuel industries. He has a B.S. in Hotel Management from Cornell and an MBA from Columbia University. We believe that Mr. Laun’s extensive expertise in financing qualifies him to serve on our board of directors.

Matthew Flemming. Mr. Flemming joined our board of directors in November 2023.  Mr. Flemming has served as the Chairman  of SMG Industries Inc., a national transportation services business providing end to end logistics solutions, since December 2020, and was its interim chief executive officer and interim chief financial officer from January 2021 through July 2023, and prior thereto Mr. Flemming served as its chief executive officer from September 2017 through December 2020 and continues to serve as the chairman of its board of directors.  Mr. Flemming has served as a director  of the board of Correlate Energy Corp., a distributed energy company, from May 2021 through October 2024 and previously was the chief executive officer and acting chief financial officer from May 2021 through December 2021 and continues to serve as a member of its board of directors.  Prior thereto, Mr. Flemming was a consultant for a financial restructuring firm and a financial advisor to a private closely held oilfield services company during 2016 and early 2017. From June 2011 to March 2016, Mr. Flemming was the chief executive officer and chairman of the board of HII Technologies Inc., an oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production companies in the United States. Prior thereto, from 2009 to 2011, Mr. Flemming was chief financial officer of Hemiwedge Industries Inc., a proprietary valve technology company with oilfield applications, that was sold in 2011. From 2005 to 2009, Mr. Flemming was chief financial officer of Shumate Industries, Inc., an oilfield manufacturing company and successor of Excalibur. Previous to that, from 2001 to 2005, Mr. Flemming was chief financial officer of Excalibur Industries, Inc., an industrial and energy related manufacturer and fabrication company. From June 1999 to March 2001, he served as chief executive officer of WorldByNet, Inc. a Houston, Texas based privately held technology company. From January 1994 to May 1999, Mr. Flemming served as chief executive officer of FARO Pharmaceuticals, Inc., a privately held national specialty products company that he founded. Mr. Flemming received a Bachelor of Arts in Finance from the University of Houston. Mr. Flemming brings a strong background in corporate governance, capital markets, and corporate business development which we believe qualifies him to serve on our board of directors and adds significant strategic, business and financial experience.

Leo B. Womack.  Mr. Womack joined our board of directors on January 10, 2025. Mr. Womack has been the president and a director of Gulf Equities Realty Advisors, Inc., a diversified real estate portfolio management company, since 1986.  He also serves as the chief executive officer of Ramsey Financial Group, a single-family office managing a diversified portfolio of assets for the Leo B Womack Family Trust. Mr. Womack currently serves on the board of directors of numerous private companies, where he holds varying positions that include chairman, chairman of the audit committee and audit committee member. Since 2015, Mr. Womack has served as a member of the board of directors and as the chairman of the audit committee of Petrolia Energy Corporation Inc.  During his extensive business career, Mr. Womack has served on the board of directors of numerous NASDAQ and OTC public companies in the role of chair of the audit committee. Mr. Womack is licensed as a certified public accountant, a real estate broker, and previously as a securities broker and as a member of the National Association of Corporate Directors. Mr. Womack received a bachelor of arts from Texas A&M University.  Mr. Womack brings a strong background in corporate governance and accounting and capital markets, which we believe qualifies him to serve on our board of directors and adds significant strategic, business and financial experience.

Todd Palin.  Mr. Palin joined our board of directors on February 25, 2025.  Mr. Palin has been a commercial fisherman since 1977 operating in Bristol Bay, Alaska.  From December 2006 to July 2009, Mr. Palin was a production facility operator for British Petroleum, where he was responsible for overseeing operations in maintaining the production of oil and gas at the Prudhoe Bay oil field in Alaska, focusing on efficiency, safety and compliance.   Mr. Palin brings a strong background in large-scale oil production and operational efficiency, and significant experience in operating a long-time commercial fishing operation, which we believe qualifies him to serve on our board of directors and adds significant strategic, business and financial experience.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

Except as set forth below, none of our directors or executive officers has, during the past ten years:

•been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Mr. Flemming was an executive officer of HII Technologies, Inc. (“HII”) in 2016. Subsequent to his employment with HII, that company entered into a plan of reorganization under Chapter 11.

Corporate Governance

Governance Structure

Currently, our Chief Executive Officer is also our Chairman of the Board. Our board believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for the Company. In making this determination, the board considered, among other matters, Mr. Sealock’s experience with technology-related start-up operations and believes that Mr. Sealock is highly qualified to act as both Chairman and Chief Executive Officer due to his experience, knowledge, and personality. Among the benefits of a combined Chairman/Chief Executive

Officer considered by the board is that such structure promotes clearer leadership and direction for the Company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing the Company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation.  Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, Company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which will meet regularly and report back to the full board. We have established a standing audit committee and compensation committee of our board of directors. The audit committee will oversee risks related to our financial statements, the financial reporting process and accounting and legal matters. The compensation will evaluate the risks and rewards associated with our compensation philosophy and programs.

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors, subject to certain phase-in periods for newly-listed companies. We have elected to take advantage of these phase-in rules. Our board of directors currently consists of four (4) directors, two (2) of whom, Mr. Flemming and Mr. Womack, are independent within the meaning of the Nasdaq’s rules. We intend to appoint an additional independent director in accordance with Nasdaq’s rules.

Committees of the Board of Directors

We have established a standing audit committee and compensation committee of our board of directors, each with its own charter approved by the board, which are available on our website at www.skyquarry.com.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Matthew Flemming, Marcus Laun and Leo Womack serve on our audit committee, with Mr. Flemming serving as the chair. Mr. Flemming qualifies as “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls; and (vii) reviewing and approving related party transactions.

Compensation Committee

Leo Womack and Matthew Flemming serve on our compensation committee, with Mr. Womack serving as the chair. The compensation committee assists the board in reviewing and approving our compensation structure, including all forms of compensation relating to our directors and executive officers.

The primary purposes of the compensation committee are to: (i) develop recommendations for the board with respect to the compensation of our Chief Executive Officer and non-employee directors; (ii) discharge the responsibilities of the board relating to the approval of the compensation of our other executive officers; (iii) make determinations with respect to our compensation programs and policies; and (iv) provide the compensation committee report for inclusion in our annual proxy statement and/or annual report on Form 10-K that complies with the rules and regulations of the SEC.

Director Nominations

We do not yet have a standing nominating and corporate governance committee, although we plan to establish such a committee once we appoint additional independent directors.

Our board’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The compensation, nomination and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, our board may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of the Company, taking into account the needs of the Company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to the Company not less than 120 days and not more than 150 days prior to the anniversary date of the preceding year’s annual meeting of stockholders or as otherwise required by the requirements of the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii)  the record date for the determination of stockholders entitled to vote at such meeting.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.  Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”) containing policies and procedures governing the purchase, sale and/or other dispositions of our securities by Company Insiders (including officers and directors as well as certain other employees identified pursuant to the Insider Trading Policy), or by us. Such policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2024, the Board met from time to time informally and acted by written consent on numerous occasions.

Indemnification and Limitation on Liability of Directors

Our articles of incorporation limit the liability of our directors to the fullest extent permitted by Delaware law. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Board Leadership Structure and Role in Risk Oversight

Our Board evaluates its leadership structure and role in risk oversight on an ongoing basis. Currently, David Sealock serves as Chairman of the Board. Our Board determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company and other relevant factors. After considering these factors, our Board has determined that the role of Chairman of the Board, is an appropriate Board leadership structure for the Company at this time.

The Board is also responsible for oversight of our risk management practices, while management is responsible for the day-to-day risk management processes. This division of responsibilities is the most effective approach for addressing the risks facing the Company, and the Company’s Board leadership structure supports this approach. Through our Chief Executive Officer and other members of management, the Board receives periodic reports regarding the risks facing the Company. In addition, the Audit Committee assists the Board in its oversight role by receiving periodic reports regarding our risk and control environment.

Item 11. Executive Compensation

The following table shows the total compensation earned during the fiscal years ended December 31, 2024 and 2023 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2024 and 2023 (collectively, the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
David Sealock, Chief Executive Officer(2)	2024	206,250	-	206,250
	2023	178,125	-	178,125
Marcus Laun, Executive Vice President(2)	2024	206,250	-	206,250
	2023	178,125	162,981	341,106
Darryl Delwo, Chief Financial Officer and	2024	175,500	-	175,500
Former VP of Finance	2023	142,500	130,385	272,885

(1)The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)Does not include compensation paid for director fees.

Employment Agreements

We are party to an employment agreement with David Sealock, dated March 15, 2020, which provides for an initial annual base salary of $120,000, which is reviewed annually by the board. In May 2022, the annual base salary was increased to $225,000. In addition, Mr. Sealock is eligible to earn an annual bonus, subject to the achievement of certain performance goals, milestones and objectives, as established from time to time by an appropriate committee of our board. Mr. Sealock is entitled to severance payments from us in an amount of up to twenty-four months of his base salary at the time of his termination if he is terminated without cause. The employment agreement has an indefinite term.

We are party to an employment agreement with Marcus Laun, dated March 15, 2020, which provides for an initial annual base salary of $120,000, which is reviewed annually by the board. In May 2022, the annual base salary was increased to $225,000. In addition, Mr. Laun is eligible to earn an annual bonus, subject to the achievement of certain performance goals, milestones and objectives, as established from time to time by an appropriate committee of our board. Mr. Laun is entitled to severance payments from us in an amount of up to twenty-four months of his base salary at the time of his termination if he is terminated without cause. The employment agreement has an indefinite term.

We are party to an employment agreement with Darryl Delwo, dated July 1, 2020, which provides for an initial annual base salary of $90,000, which is reviewed annually by the board. In May 2022, the annual base salary increased to $180,000. In addition, Mr. Delwo is eligible to earn an annual bonus, subject to the achievement of certain performance goals, milestones and objectives, as established from time to time by an appropriate committee of our board. Mr. Delwo is entitled to severance payments from us in an amount of up to twenty-four months of his base salary at the time of his termination if he is terminated without cause.

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan, defined contribution plan, or other retirement plan.

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Messrs. Sealock, Laun and Delwo will be entitled to severance if their employment is terminated without cause.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Marcus Laun	27,778	55,556	-	4.80	10/14/2028
Darryl Delwo	88,889	44,445	-	2.70	09/02/2027
Darryl Delwo	22,222	44,445	-	4.80	10/14/2028

Director Compensation

The table below sets forth the compensation paid to our directors during the fiscal year ended December 31, 2024. The compensation described below do not include compensation listed under the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Total ($)
David Sealock	65,500	65,500
Marcus Laun	27,500	27,500
Matthew Fleming	66,000	66,000

2020 Stock Plan

On March 27, 2020, our board of directors adopted the Sky Quarry Inc. 2020 Stock Plan, or the Plan, which was approved by our stockholders on March 27, 2020.  On September 7, 2024, our board of directors approved an amendment to the Plan, increasing the number of shares available under the Plan from 1,666,667 to 4,000,000, and we intend to seek stockholder approval for this amendment. The following is a summary of certain significant features of the Plan. The information which follows is subject to, and qualified in its entirety by reference to, the Plan document itself, which has previously been filed as an exhibit to our public filings with the SEC.

Purposes of Plan: The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide incentives to individuals who perform services for the Company, and to promote the success of our business.

Types of Awards: The Plan permits the grant of non-statutory stock options, incentive stock options, restricted stock, and/or any combination of the foregoing.

Administration of the Plan: The Plan is currently administered by our compensation committee. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to take any other action that it deems necessary or desirable for the administration of the Plan.

Eligible Persons: Persons eligible to receive awards under the Plan will be those officers, employees, consultants, and directors of the Company and its subsidiaries who are selected by the administrator. Each person to whom an award is granted under the Plan may be required to agree in writing, as a condition to the grant of such award or otherwise, to subject an award that is exercised or settled following such person’s termination of employment or service to a general release of claims and/or a noncompetition or other restricted covenant agreement in favor of the Company and its affiliates, with the terms and conditions of such agreement(s) to be determined in good faith by the administrator.

Shares Available Under the Plan: The maximum number of shares of our common stock that may be delivered to participants under the Plan is 4,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan for which the award is cancelled, forfeited, exchanged, settled in cash or otherwise terminated, again become available for grants under the Plan.

Stock Options:

General. Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed upon the grant of the option. Stock options granted may be either tax-qualified stock options (so-called “incentive stock options”) or non-statutory stock options. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Typically, the exercise price will not be less than the fair market value on the date of grant. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the administrator at the time of the grant. The option exercise must be accompanied by payment of the exercise price. The exercise price may be paid as follows: (i) cash, (ii) check, (iii) to the extent permitted under, and in accordance with, applicable laws, delivery of a promissory note with such recourse, interest, security and redemption provisions as the administrator determines to be appropriate, (iv) cancellation of indebtedness, (v) other previously owned shares that have a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which the option is exercised, (vi) a cashless exercise; (viii) such other consideration and method of payment permitted under applicable laws, or (viii) any combination of the foregoing methods of payment.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant, which cannot exceed ten years provided that in the case of incentive stock options granted to holders of more than 10% of our voting stock, such term cannot exceed five years.

Incentive and Non-Statutory Options. As described elsewhere in this summary, an incentive stock option is an option that is intended to qualify under certain provisions of the Internal Revenue Code of 1986, as amended, or the Code, for more favorable tax treatment than applies to non-statutory stock options. Any option that does not qualify as an incentive stock option will be a non-statutory stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate fair market value in excess of $100,000, measured at the grant date.

Stock Awards: Restricted shares are shares of common stock awarded to participants at no cost. Restricted shares take the form of awards of restricted stock, which represent issued and outstanding shares of our common stock. The vesting date or dates and other conditions for vesting are established when the shares are awarded. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of the Company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our Company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. The board may amend, alter, suspend, discontinue or terminate any award or award agreement, the Plan or the committee’s authority to grant awards without the consent of stockholders or participants, except that any amendment or alteration to the Plan, including any increase in any share limitation, shall be subject to the approval of stockholders not later than the annual meeting next following such committee action if such stockholder approval is required by any federal or state law or regulation or the rules of any stock exchange or automated quotation system on which shares of stock may then be listed or quoted, and the board may otherwise, in its discretion, determine to submit other changes to the Plan to stockholders for approval; provided that, without the consent of an affected participant, no such board action may materially and adversely affect the rights of such participant under any previously granted and outstanding award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2025 for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 31, 2025 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o the Company, 700 W. 700 South, Suite 101, Woods Cross, Utah 84087.

Name	Amount of Beneficial Ownership of Common Stock(1)	Percentage
David Sealock, Chairman and Chief Executive Officer(2)	1,623,047	8.12%
Darryl Delwo, Chief Financial Officer(3)	336,112	1.68%
Marcus Laun, Executive Vice President and Director(4)	1,319,556	6.60%
Matthew Flemming, Director(5)	129,631	*
Leo B. Womack, Director(6)	83,334	*
Todd Palin, Director(7)	83,334	*
All executive officers and directors (5 persons above)	3,575,014	17.89%
Janey Baker(8)	1,041,545	5.21%
JPMorgan Chase Funding Inc.(9)	2,249,882	11.26%

* Less than 1%

(1)Based on 19,986,338 shares of common stock issued and outstanding as of March 31, 2025.

(2)Includes 1,027,500 shares held directly, 595,547 shares held by Mr. Sealock’s.

(3)Includes 125,000 shares held directly, 100,000 shares held by Mr. Delwo’s spouse and 111,112 shares of common stock which Mr. Delwo has the right to acquire within 60 days through the exercise of vested stock options.

(4)Includes 1,291,778 shares held directly and 27,778 shares which Mr. Laun has the right to acquire within 60 days through the exercise of vested stock options.

(5)Includes a restricted stock award for 83,334 shares, of which 6,950 shares vested on the date of grant, November 1, 2024, and the remaining shares vest monthly for the next 11 months, and 46,297 shares which Mr. Flemming has the right to acquire within 60 days through the exercise of vested stock options. The shares issued pursuant to the restricted stock award that have not yet vested are subject to forfeiture in the event that Mr. Flemming’s service to the Company is terminated.

(6)Represents a restricted stock award for 83,334 shares, of which 6,950 shares vested on the date of grant, January 10, 2025, and the remaining shares vest monthly for the next 11 months. The shares issued pursuant to the restricted stock award that have not yet vested are subject to forfeiture in the event that Mr. Womack’s service to the Company is terminated.

(7)Represents a restricted stock award for 83,334 shares, of which 6,950 shares vested on the date of grant, February 25, 2025, and the remaining shares vest monthly for the next 11 months. The shares issued pursuant to the restricted stock award that have not yet vested are subject to forfeiture in the event that Mr. Palin’s service to the Company is terminated.

(8)Includes 259,045 shares held directly and 782,500 shares held by Varie Asset Management. Ms. Baker is the Principal of Varie Asset Management and has voting and investment power over the shares held by it. Ms. Baker disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares. The address of Janey Baker is 18124 Wedge Parkway, Ste 925, Reno, NV 89511.

(9)Based solely on the information contained in the Schedule 13G filed on October 30, 2024, JPMorgan Chase Funding Inc. and its parent company JPMORGAN CHASE & CO. have voting and investment power over the shares held by JPMorgan Chase Funding Inc. The address of JPMorgan Chase Funding Inc.is 383 Madison Avenue, New York, NY 10179.

We do not currently have any arrangements which if consummated may result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We have not entered into any transactions since the beginning of our 2023 fiscal year, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above).

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2024 and 2023 amounted to $257,069 and $256,980, respectively.

Tax Fees

Our auditors billed no fees for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2024 and 2023 was $0 and $0, respectively.

All Other Fees

Our auditors billed no fees for services other than those described above under “Audit Fees” for the years ended December 31, 2024 and 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description
31.1	Certification of our Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Auditor consent.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

SKY QUARRY INC.

SIGNATURE:

/s/ David Sealock
Name: David Sealock
Title: Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2025.

Signatures	Capacity

/s/ David Sealock	Chief Executive Officer and Director
David Sealock

/s/ Darryl Delwo	Chief Financial Officer
Darryl Delwo

/s/ Marcus Laun	EVP and Director
Marcus Laun

/s/ Matthew Flemming	Director
Matthew Flemming

/s/ Leo Womack	Director
Leo Womack

/s/ Todd Palin	Director
Todd Palin