Form 10-K/A
period 2024-12-31
Sky Quarry Inc.
filed 2025-04-21
CIK 1812447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of October 10, 2024 was $58,964,645.

The number of shares of the registrant’s common stock outstanding as of March 31, 2025 was 19,986,338.

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report on Form 10-K filed by Sky Quarry Inc., filed with the United States Securities and Exchange Commission on March 31, 2025, is hereby incorporated by reference in its entirety (including into Parts I, II, and III).

EXPLANATORY NOTE

Sky Quarry Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2024, solely to file the Company’s Clawback Policy adopted by the Company’s Board of Directors on April 18, 2025, as Exhibit 97.1, and update the Exhibit Index. No other changes have been made to the Company’s Annual Report on Form 10-K that was originally filed with the United States Securities and Exchange Commission on March 31, 2025 (the “Original 10-K”), and the Original 10-K is incorporated by reference herein.

Item 15. Exhibits, Financial Statement Schedules.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

Exhibit Number	Description
31.1	Certification of our Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2025.

SKY QUARRY INC.

SIGNATURE:

/s/ David Sealock
Name: David Sealock
Title: Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on April 21, 2025.

Signatures	Capacity

/s/ David Sealock	Chief Executive Officer and Director
David Sealock

/s/ Darryl Delwo	Chief Financial Officer
Darryl Delwo

/s/ Marcus Laun	EVP and Director
Marcus Laun

/s/ Matthew Flemming	Director
Matthew Flemming

/s/ Leo Womack	Director
Leo Womack

/s/ Todd Palin	Director
Todd Palin