Form 10-Q
period 2025-03-31
Sky Quarry Inc.
filed 2025-05-15
CIK 1812447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of May 15, 2025, there were 21,409,620 shares of common stock, $0.0001 par value, issued and outstanding.

SKY QUARRY INC.

FORM 10 -Q QUARTERLY REPORT

FOR THE QUARTER ENDED March 31, 2025

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

ITEM 1 Financial Statements

Sky Quarry Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2025 and December 31, 2024 (Unaudited)

	March 31, 2025	December 31, 2024

ASSETS

Current assets:
Cash	$213,000	$385,116
Accounts receivables	1,758,159	1,123,897
Prepaid expenses and other assets	641,427	339,124
Inventory	2,103,379	3,149,236
Total current assets	4,715,965	4,997,373

Property, plant, and equipment	5,942,782	6,160,318
Oil and gas properties	8,832,356	8,534,967
Restricted cash	798,851	2,929,797
Right-of-use asset	1,091,656	1,115,785
Goodwill	3,209,003	3,209,003

Total assets	$24,590,613	$26,947,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,233,613	$4,046,319
Current portion of operating lease liability	81,775	38,422
Current portion of finance lease liability	16,626	16,120
Warrant liability	184,087	459,067
Lines of credit	2,328,127	1,260,727
Current maturities of notes payable	6,164,310	6,578,017
Total current liabilities	12,008,538	12,398,672

Notes payable, less current maturities, net of debt issuance costs	1,999,999	2,000,560
Operating lease liability, net of current portion	15,613	77,824
Finance lease Liability, net of current portion	987,018	971,690
Total Liabilities	15,011,168	15,448,746

Commitments and contingencies

Shareholders’ Equity:
Preferred stock $0.001 par value: 25,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock $0.0001 par value: 100,000,000 shares authorized: 21,260,924 and 19,027,208 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,126	1,903
Additional paid in capital	37,088,388	35,674,391
Accumulated other comprehensive loss	(209,286)	(209,708)
Accumulated deficit	(27,301,783)	(23,968,089)
Total shareholders’ equity	9,579,445	11,498,497

Total liabilities and shareholders’ equity	$24,590,613	$26,947,243

See accompanying Notes to Condensed Consolidated Financial Statements

Sky Quarry Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Periods Ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net sales	$6,332,967	$10,952,330

Cost of goods sold	7,059,059	10,382,881
Gross margin	(726,092)	569,449

Operating expenses:
General and administrative	1,935,457	1,607,884
Depreciation and amortization	2,028	1,472
Total operating expenses	1,937,485	1,609,356

Loss from operations	(2,663,577)	(1,039,907)

Other income (expense):
Interest expense	(901,561)	(1,308,445)
Loss on extinguishment of debt	(56,660)	(108,887)
Gain on warrant valuation	274,980	-
Other income (expense)	7,477	(5,306)
Gain on sale of assets	5,647	-
Other expense, net	(670,117)	(1,422,638)

Loss before provision for income taxes	(3,333,694)	(2,462,545)

Provision for income taxes	-	-

Net loss	(3,333,694)	(2,462,545)

Other comprehensive income (loss)
Exchange gain (loss) on translation of foreign operations	422	(8,134)

Net loss and comprehensive loss	$(3,333,272)	$(2,470,679)

Loss per common share
Basic and diluted	$(0.16)	$(0.15)
Weighted average shares outstanding
Basic and diluted	21,260,924	16,334,862

See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Periods Ended March 31, 2025 and 2024

	Preferred Stock Outstanding	Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2025	-	$-	19,027,208	$1,903	$35,674,391	$(23,968,089)	$(209,708)	$11,498,497

Common shares issued for non-cash consideration	-	-	2,125,382	212	1,186,384	-	-	1,186,596
Debt converted to common shares	-	-	108,334	11	92,073	-	-	92,084
Share based compensation	-	-	-	-	78,880	-	-	78,880
Stock warrants issued	-	-	-	-	56,660	-	-	56,660
Other comprehensive income	-	-	-	-	-	-	422	422
Net loss	-	-	-	-	-	(3,333,694)	-	(3,333,694)
Balance March 31, 2025	-	$-	21,260,924	$2,126	$37,088,388	$(27,301,783)	$(209,286)	$9,579,445

	Preferred Stock Outstanding	Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
Balance January 1, 2024	246,021	$246	16,323,091	$1,630	$22,527,264	$(9,239,578)	$(201,505)	$13,088,057
Preferred share subscription, less offering costs	79,000	79	-	-	156,547	-	-	156,626
Common share subscription, less offering costs	-	-	7,969	1	9,309	-	-	9,310
Debt converted to common shares	-	-	3,802	-	18,246	-	-	18,247
Share based compensation	-	-	-	-	270,176	-	-	270,176
Other comprehensive loss	-	-	-	-	-	-	(8,134)	(8,134)
Net loss	-	-	-	-	-	(2,462,545)	-	(2,462,545)
Balance March 31, 2024	325,021	$325	16,334,862	$1,631	$22,981,542	$(11,702,123)	$(209,639)	$11,071,737

See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,333,694)	$(2,462,545)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	78,880	270,176
Depreciation and amortization	242,004	164,534
Amortization of debt issuance costs	765,793	1,166,227
Amortization of right-of-use asset	24,129	21,952
Gain on revaluation of warrant liabilities	(274,980)	-
Loss on extinguishment of debt	56,660	108,887
Gain on sale of assets	(5,647)	-

Changes in operating assets and liabilities:
Accounts receivable	(634,263)	(766,259)
Prepaid expenses and other assets	(302,302)	(323,750)
Inventory	1,045,857	203,235
Accounts payable and accrued expenses	373,889	371,043
Operating lease liability	450	21,952
Net cash used in operating activities	(1,963,224)	(1,224,548)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of assets	14,060	-
Purchase of exploration and evaluation assets	(297,389)	(144,964)
Purchase of property, plant, and equipment	(32,881)	(282,702)
Net cash used in investing activities	(316,210)	(427,666)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds on lines of credit	5,339,736	10,641,448
Payments on lines of credit	(4,272,336)	(11,638,704)
Proceeds from note payable	143,237	9,820,288
Payments on note payable	(1,231,214)	(5,300,608)
Debt discount on note payable	-	(1,970,936)
Payments on finance lease	(3,473)	(19,851)
Proceeds on issuance of preferred stock	-	197,500
Preferred stock offering costs	-	(40,874)
Proceeds on issuance of common stock	-	19,492
Net cash provided by (used in) financing activities	(24,050)	1,707,755

Effect of exchange rate on cash	422	(8,134)

Increase (decrease) in cash and restricted cash	(2,303,062)	47,407
Cash and restricted cash, beginning of the period	3,314,913	4,680,836

Cash and restricted cash, end of the period	$1,011,851	$4,728,243

	2025	2024

Supplemental disclosure of cash flow information:

Cash paid for interest	$262,590	$1,360,865
Cash paid for taxes	2,188	13,955

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for non-cash consideration	1,186,596	-
Acquisition of right-of-use assets through financing lease	-	1,022,227
Conversion of debt	92,084	18,247

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all the adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2025 and December 31, 2024, the results of operations for the three months ended March 31, 2025 and 2024, and the cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 and 2024, are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

Significant Accounting Policies

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. There have been no changes to these policies during the quarter ended March 31, 2025, that are of significance or potential significant to the Company.

Recently Issued and Adopted Accounting Pronouncements

The Company has reviewed recently issued accounting standard updates and determined that all applicable standards have already been adopted, as disclosed in the Company’s previously filed Annual Report on Form 10-K. Accordingly, there are no new pronouncements requiring adoption in the current interim reporting period.

3.GOING CONCERN

These condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes that the Company will be able to realize its assets and satisfy its liabilities in the normal course of business for the foreseeable future. Management is aware, in making its going concern assessment, of material uncertainties related to events and conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. As of March 31, 2025, the Company has an accumulated deficit of $27,301,783. During the three months ended March 31, 2025, the Company had negative cash flows from operations of $1,963,224. The Company

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

has received financing and capital through private placements of $92,084 of debt capital and $1,186,597 of equity capital during the three months ended March 31, 2025.

Without additional financing, the Company does not have sufficient operating cash flows to pay for its expenditures and settle its obligations as they mature. Subsequent to March 31, 2025, there is uncertainty in meeting these obligations. The Company does have to raise additional capital in the form of debt, equity and/or warrant exercise proceeds, or a combination thereof, to fund future capital expenditures, retire maturing debt obligations and any possible acquisitions. The Company’s current plan includes closely monitoring its growth and operating expenses, refinancing its current debt with longer term debt with amortization schedules that decrease monthly debt service obligations. These actions are intended to mitigate the going concern uncertainties and support the Company’s growth plans in commercializing its extraction technology. There is no assurance, however, that the Company will be successful in these efforts.

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

4.INVENTORY

Inventory consists primarily of raw crude, chemicals and finished goods. Inventory consisted of the following:

	March 31,	December 31,
	2025	2024
Finished goods	$1,527,253	$2,345,727
Raw materials	435,112	558,700
Chemicals	141,014	244,809
	$2,103,379	$3,149,236

5.MINERAL LEASES

Through its acquisition of 2020 Utah, the Company indirectly acquired certain mineral rights under three mineral leases entitled “Utah State Mineral Lease for Bituminous-Asphaltic Sands” between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and 2020 Utah, as lessee, covering certain lands in the PR Spring Area largely adjacent to each other (the “SITLA Leases”). The SITLA Mineral Lease consisted of the following and is included in oil and gas properties in the Condensed Consolidated Balance Sheets.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

SITLA
Mineral
Lease
Cost
December 31, 2024	$ 63,800
Additions	-
March 31, 2025	$ 63,800

Accumulated Amortization
March 31, 2025 and December 31, 2024	$ -

Carrying Amounts
March 31, 2025 and December 31, 2024	$ 63,800

During the three months ended March 31, 2025, and year ended December 31, 2024, the Company did not record any amortization of the lease rights as operations have not yet commenced.

The Company (through its subsidiary) holds mineral leases (or the operating rights under leases) covering approximately 5,880 net acres within the State of Utah. Terms of the SITLA Leases are set forth in the table below.

Reference	Gross Acres	Net Acres	Lease Expiry Date (1)	Annual Rent (2)	Annual Advance Minimum Royalty (3)	Production Royalty Rate (4)
ML-49927	4,319.9	4,319.9	5/31/2025	4,320	43,200	6.5%
ML-51705	1,560.0	1,560.0	1/31/2030	1,560	15,600	8%

Total	5,879.9	5,879.9		$5,880	$58,800

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	March 31,	December 31,
	2025	2024
Buildings	$ 1,575,000	$ 1,575,000
Machinery and equipment	6,068,587	6,090,886
Office furniture and equipment	37,542	9,873
	7,681,129	7,675,759
Less: Accumulated depreciation and amortization	(1,738,347)	(1,515,441)
	$ 5,942,782	$ 6,160,318

Eagle Springs Refinery consists of tanks, buildings, refining processing equipment, shop, lab and equipment. For Eagle Springs Refinery, each class of property, plant and equipment is estimated to have a useful life of 5 years and are being amortized over a straight-line basis.

Depreciation and amortization expense totaled $242,004 and $164,534 for the three months ended March 31, 2025 and 2024, respectively.

7.OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	March 31,	December 31,
	2025	2024
Balance, beginning of period	$ 8,534,967	$ 7,745,205
Disposal	-	-
Additions	297,389	789,762
Balance, end of period	$ 8,832,356	$ 8,534,967

Oil and gas properties, located in the eastern Utah tar sands, includes undeveloped lands, unproved properties, research and development equipment, mining equipment and seismic costs where management has not fully evaluated for technical feasibility and commercial viability.

As of March 31, 2025, the Company holds oil and gas assets representing more than 10% of the total assets, which are primarily the PR Spring facility costs, which includes all direct costs incurred to acquire or construct the assets, including tanks, buildings, extraction processing equipment, shop, lab and equipment. The costs of the PR Spring facility under construction are capitalized as part of oil and gas properties. These costs include direct materials, labor, and overhead attributable to the construction activities. As the facility is not yet operational, depreciation has not commenced. The construction project is classified as "construction in progress" until the PR Spring facility is placed into service. Once the asset is ready for its intended use, depreciation will begin based on its estimated useful life. The Company evaluates oil and gas properties for impairment in accordance with ASC 360-10-35. If indicators of impairment arise, the Company will assess the recoverability of the asset’s carrying value by comparing the asset’s carrying amount to the undiscounted future cash flows expected to be generated by the asset. If impairment is identified, the asset will be written down to its fair value. As of March 31, 2025, the Company has determined that there has been no impairment of the PR Spring facility under construction, as there are no indicators suggesting a decline in the asset's recoverable value. The Company has no proved reserves, and there have been no significant changes in reserves

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

during the reporting period. The capitalized costs related to these oil and gas assets amount to $8,832,356, recorded at full cost, are not being depreciated and amortized as the facility is still under construction. Additions during the three months ended March 31, 2025 and March 31, 2024, relate to development and construction of the extraction facility at PR Spring. There were no costs associated with well exploration during the periods ended March 31, 2025 or March 31, 2024, respectively. No disposals occurred in the periods ended March 31, 2025 or March 31, 2024, respectively.

PR Springs has not commenced active extraction of reserves. Consequently, the Company is not required to provide reserve quantities or future cash flow disclosures in accordance with ASC 935-235-50-2. Based on our analysis of the asset group, we have determined that no impairment is necessary as of the reporting date. The carrying amounts of the development-stage extraction facility and related oil and gas properties are fully supported by projected future cash flows, which are derived from reasonable and supportable assumptions regarding commodity prices, expected production rates, and operating costs once the assets are operational. Additionally, no significant adverse changes in the economic environment, regulatory landscape, or project costs have occurred to suggest that the recoverable amount of these assets is less than their carrying value. As such, the assets continue to meet the criteria for capitalization, and no impairment loss has been recognized in accordance with ASC 360-10-35. Further, under ASC 932-360-35-19, the impairment analysis specifically considers the recoverability of costs capitalized for oil and gas properties in the development phase. As these costs are expected to be recoverable through future production, no impairment charge was required as of March 31, 2025 or December 31, 2024.

8.RIGHT-OF-USE ASSET AND LEASE LIABILITY

The Company currently leases office space, which are classified as operating leases, and leases remote camp accommodations which are classified as finance leases under ASC 842.

The components of operating lease expense, associated with the Company’s leasing of office space, consisted of amortization of the right-of-use asset of $18,865 and $17,051 during the three months ended March 31, 2025 and 2024, respectively, and accretion of the lease liability of $2,635 and $4,449 for the three months ended March 31, 2025 and 2024, respectively.

The weighted average remaining lease term in years was 1.17 and 2.17 as of March 31, 2025 and 2024, respectively. The weighted average discount rate as of March 31, 2025, and 2024, was 10.25%.

Amortization expense on operating leases is included as part of general and administrative expenses on the income statement. The total lease expense recognized on the income statement is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

The following table reconciles the undiscounted future cash flows for the next five years and thereafter to the operating lease liabilities recorded within the condensed consolidated balance sheet as of March 31, 2025:

2025	80,746
2026	22,139
Total lease payments	102,885
Less: amounts representing interest	(5,497)

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Present value of lease liabilities	$ 97,388

The components of finance lease expense, associated with the Company’s leasing of remote accommodation camps, consisted of amortization of the right-of-use asset of $5,264 and $4,901 during the three months ended March 31, 2025 and 2024, respectively, and accretion of the lease liability of $25,551 and $25,915 during the three months ended March 31, 2025 and 2024, respectively.

The weighted average remaining lease term in years was 18.75 and 19.75 as of March 31, 2025 and 2024, respectively. The weighted average discount rate as of March 31, 2025, was 10.25%.

Amortization expense on financing leases is included as part of general and administrative expenses on the statement of operations. The total lease expense recognized on the statement of operations is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

Included in the total finance lease expense for the three months ended March 31, 2025, is approximately $110,000 in demobilization costs associated with the decommissioning and removal of the remote accommodation camps at the end of the lease term. These costs have been capitalized as part of the lease liability and right-of-use asset and are being recognized over the term of the lease.

The following table reconciles the undiscounted future cash flows for the next five years and thereafter to the financing lease liabilities recorded within the consolidated balance sheet as of March 31, 2025:

2025	$ 88,688
2026	117,713
2027	117,713
2028	118,035
2029	1,876,655
Total lease payments	2,318,803
Less: amounts representing interest	(1,345,138)
Present value of lease liabilities	$ 973,665

9.GOODWILL

Goodwill is derived from the acquisition of Foreland in 2022. Goodwill recognized from the acquisition was $3,209,003.

10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Trade accounts payable	$ 1,717,971	$ 2,777,698
Accrued expenses	1,450,120	1,220,373
Accrued vacation	61,625	45,859
Sales tax payable	3,897	2,389
	$ 3,233,613	$ 4,046,319

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.WARRANT LIABILITY

The details of warrant liability transactions for the three months ended March 31, 2025 and March 31, 2024, are as follows:

	March 31, 2025	March 31, 2024
Beginning balance	$ 459,067	$ -
Change in fair value	(274,980)	-
Ending balance	$ 184,087	$ -

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

During the three months ended March 31, 2025, the Company recognized change in fair value of the warrant liability of $274,980. As of March 31, 2024, the fair value of the warrant liability was $0.

All changes in the fair value of the warrant liabilities are recognized as a change in fair value of warrant liability in the Company’s consolidated statements of operations until they are either exercised or expire.

The warrant liabilities for the Common Warrants were valued using a Black Scholes pricing model with the following weighted average assumptions:

	March 31, 2025	December 31, 2024
Stock price	$ 0.57	$ 1.28
Risk-free interest rate	4.41%	4.38%
Expected volatility	85%	85%
Expected life (in years)	4.1	4.4
Expected dividend yield	-	-
Fair value of warrants	$ 184,087	$ 459,067

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.LINES OF CREDIT

	March 31, 2025	December 31, 2024
Invoice purchase and security agreement	$ 1,344,167	$ 743,482
Inventory finance rider	983,960	517,245
	$ 2,328,127	$ 1,260,727

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

13.DEBT

Debt consisted of the following:

Lender / Merchant	Maturity Date	Effective Interest Rate	Principal Balance March 31, 2025	Principal Balance December 31, 2024
Libertas #6	December 6, 2024	58%	$2,471,241	$2,602,031
Private Lender A	March 2, 2025	20%	1,271,986	1,216,818
Libertas #5	November 29, 2024	58%	1,268,582	1,398,582
LendSpark #3	March 4, 2025	68%	720,900	1,058,744
LendSpark #4	December 4, 2024	68%	467,599	688,468
Libertas #7	January 7, 2025	66%	461,175	591,175
Libertas #4	September 12, 2024	68%	171,049	301,049
Libertas #8	March 6, 2025	68%	60,140	190,140
ACMO USOS LLC	March 15, 2021	15%	191,699	191,699
USA SBA	March 1, 2026	1%	34,971	44,474
			7,119,342	8,283,180
Less: Unamortized debt issuance costs			(1,001,804)	(1,796,687)
			$6,117,538	$6,486,493

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2025, the maturity date of debt is as follows:

Due in less than one year	$ 7,119,342
Less: Unamortized debt issuance costs	(1,001,804)
$ 6,117,538

The past due debt referred to above is owed to Libertas Funding LLC in the amount of $4,432,187, LendSpark in the amount of $1,188,499, and Lender A the amount of $1,271,986. Provided that neither Libertas nor LendSpark Corporation commence foreclosure proceedings against us, we do not expect any adverse impact on our operations as a result of our past due debt.

The debt terms related to private lenders are as follows:

On December 2, 2024, the Company entered into a promissory note for $1,200,000 from private lender A. The note is secured by the 2020 Resources LLC’s Solar Turbines, bears interest at 1.5% per month and matures on March 2, 2025. As an inducement for advancing the note, the lender was issued 1,200,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $0.83 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and are being amortized over the term of the debt. The Company also amended previous warrant agreements dated April 6, 2023, June 19, 2024, and August 27, 2024, agreeing to extend the exercise period to five years from the issuance date of the amendment. On April 24, 2025, as an inducement for extending the maturity date to June 2, 2205, the Company agreed to reduce the exercise price of each of the warrants to $0.70 per share and agreeing the default rate of interest of the Note be calculated retroactively to December 2, 2024.

On June 20, 2024, the Company entered into a promissory note for $800,000 from private lender A. The note was secured by the 2020 Resources LLC’s Solar Turbine, bears interest at 10% per month, with a minimum interest of $100,000, and matured on August 20, 2024. Repayment of the note was to be paid from the proceeds of the Warrant Offering with distribution of escrow funds of sixty percent (60%) to private Lender A. As an inducement for advancing the note, the lender was issued 200,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $2.70 per share for a period of five years from the issuance date. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On July 18, 2024, the note was repaid in full.

On June 13, 2024, the Company entered into a promissory note for $122,500 from private lender C. The note was unsecured, carries an original issue discount (“OID”) of $22,500, providing the initial purchase price of $100,000 and matured on August 12, 2024. Repayment of the note was to be made on the earlier of (a) sixty days; or (b) the date that the Company receives a minimum of $1,000,000 in funding from sale of convertible notes, sale of equipment, or proceeds from the Warrant Offering. As an inducement for advancing the note, the lender was issued 50,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On July 22, 2024, the note was repaid in full.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On June 3, 2024, Foreland entered into a business loan and security agreement with Clearview Funding Group LLC. for a loan in the amount of $105,000. The loan was repaid in 8 equal weekly payments of $17,063 for total repayment of $136,000. The loan is secured by the 2020 Resources Solar Turbine. As an inducement for advancing the note, the lender was issued 100,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On July 29, 2024, the note was repaid in full.

On April 30, 2024, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $1,500,000 (LendSpark #3). The loan is repaid in 44 equal weekly payments of $45,000 for total repayment of $1,980,000. The loan is secured by all of the assets of Foreland. Subsequent to April 30, 2024, as an inducement to a reduction in payment the lender was issued 350,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On April 25, 2025, as an inducement to negotiate and enter into a forbearance agreement the amount owing was increased by $42,030.

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

On May 16, 2024, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $900,000 (LendSpark #4). The loan is repaid in 40 equal weekly payments of $30,750 for total repayment of $1,215,000. The loan is secured by all of the assets of Foreland. As an inducement for advancing the note, the lender was issued 100,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of three years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On April 25, 2025, as an inducement to negotiate and enter into a forbearance agreement the amount owing was increased by $32,108.

On January 23, 2023, the Company entered into a promissory note for $100,000 from private lender B. The note is unsecured, bears interest at 20% per annum and matured on March 23, 2023. As an inducement for advancing the note, the lender was issued 6,667 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $6.00 per share for a period of two years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. The loan has been repaid as of October 24, 2024.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On June 14, 2023, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $1,500,000 (LendSpark #1). The loan is repaid in 44 equal weekly payments of $45,000 for total repayment of $1,980,000. The loan is secured by all of the assets of Foreland. As of December 31, 2023, there are unamortized debt issuance costs of $5,764. On April 19, 2024, the loan was repaid in full.

On February 21, 2023, the Company entered into a binding term sheet with private lender A for a convertible loan of $1,000,000 to be personally guaranteed and secured by members of the Board and received a deposit of $400,000. During the course of loan document preparation, it was determined that certain terms agreed to in the term sheet could not be completed. On April 6, 2023, the parties amended the terms of the term sheet by way of a debt satisfaction agreement under which the unsecured deposit, plus accrued interest calculated at 20% per annum, would be repaid on or before May 21, 2023, after which amounts unpaid would incur interest at the rate of 30% per annum. As an inducement to enter into the debt satisfaction agreement, the lender was issued 666,667 common share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $2.70 per share for a period of five years from the issuance date. The warrants were classified as equity and the fair value of the warrants was recorded separately as debt discount and amortized over the term of the debt. On July 18, 2024, the loan was repaid in full.

On June 20, 2024, the Company entered into a promissory note for $800,000 from private lender A. The note is secured by the 2020 Resources LLC’s Solar Turbine, bears interest at 10% per month, with a minimum interest of $100,000, and matured on August 20, 2024. Repayment of the note was to be paid from the proceeds of the Warrant Offering with distribution of escrow funds of sixty percent (60%) to private Lender A. As an inducement for advancing the note, the lender was issued 200,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $2.70 per share for a period of five years from the issuance date. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt.  On July 18, 2024, the note was repaid in full.

LIABILITY FOR SALE OF FUTURE REVENUES

As of March 31, 2025, the Company is party to several agreements related to the sale of future revenues with Libertas Funding, LLC (“Libertas”), a total of five agreements remain outstanding and two agreements have been terminated.  The agreements, summarized below, contain substantially the same terms and conditions and grant a continuing security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables.

Interest and discounts related to the agreements are amortized to expense over the estimated term of the agreements, which is anticipated to be between 10 to 12 months from the funding of each agreement. During the three months ended March 31, 2025, the Company amortized an aggregate of $765,793 of discount, respectively, to interest expense. Unamortized interest and discounts in the aggregate is $987,249 as of March 31, 2025. As an inducement to a reduction in payment the lender was issued 375,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as debt and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On December 30, 2024, as further inducement to a reduction in payment, the warrant agreement was amended to reduce the price to $0.83 per share.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 16, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $665,000 of future sales receipts (“Libertas #8”) for gross proceeds of $500,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $15,833 until the amount sold is extinguished. As an inducement for advancing the note, the lender was issued 375,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On December 30, 2024, as further inducement to a reduction in payment the warrant agreement was amended to reduce the price to $0.83 per share. This amendment was classified as debt and the incremental fair value warrants were recorded to interest expense. As of March 31, 2025, a total of $60,140, exclusive of debt discounts, remained outstanding.

On February 19, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,386,000 of future sales receipts (“Libertas #7”) for gross proceeds of $1,018,500. Under the agreement, Foreland will make weekly delivery of receivables not less than $30,000 until the amount sold is extinguished. As of March 31, 2025, a total of $461,175, exclusive of debt discounts, remained outstanding.

On January 18, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $4,224,000 of future sales receipts (“Libertas #6”) for gross proceeds of $3,300,000, of which $884,667 was used to pay off the Libertas September 14, 2023 agreement. Under the agreement, Foreland will make weekly delivery of receivables not less than $91,429 until the amount sold is extinguished. As of March 31, 2025, a total of $2,471,241, exclusive of debt discounts, remained outstanding.

On January 11, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,268,582of future sales receipts (“Libertas #5”) for gross proceeds of $2,056,916, of which $796,916 and $1,260,000 was used to pay off the Libertas May 17, 2023 and June 30, 2023 agreements respectively. Under the agreement, Foreland will make weekly delivery of receivables not less than $56,988 until the amount sold is extinguished. As of March 31, 2025, a total of $1,268,582, exclusive of debt discounts, remained outstanding.

On October 25, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,731,660 of future sales receipts (“Libertas #4”) for gross proceeds of $1,302,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $37,482 until the amount sold is extinguished. As of March 31, 2025, a total of $171,049, exclusive of debt discounts, remained outstanding.

On September 14, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,463,000 of future sales receipts (“Libertas #2”) for gross proceeds of $1,100,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $31,667 until the amount sold is extinguished. This liability was fully paid during the year ended December 31, 2024.

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

During the period ended March 31, 2024, the Company refinanced 3 agreements with Libertas. Management determined that the transaction should be accounted for as a debt extinguishment. Accordingly, the Company recognized a loss on extinguishment related to loan origination fees of $108,887, which is recorded on the statement of operations and comprehensive loss for the period ended March 31, 2025.

As of March 31, 2025, the Company had the following unamortized debt discounts related to the Libertas agreements:

Lender	Date Issue	Gross Discount	Unamortized Discount
Libertas #4	October 25, 2023	$ 449,737	$ 42,441
Libertas #5	January 11, 2024	575,936	540,584
Libertas #6	January 18, 2024	990,000	277,502
Libertas #7	February 19, 2024	397,500	111,800
Libertas #8	May 16, 2024	175,000	14,922
		$ 2,588,173	$ 987,249

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

14.CONVERTIBLE DEBENTURES

Lender	Maturity Date	Interest Rate	Principal Due March 31, 2025	Principal Due December 31, 2024
Private Lender C	November 24, 2026	9%	$ 2,046,771	$ 2,092,084

On November 24, 2023, the Company issued a promissory note in the amount of $2,000,000, convertible at the election of the holder into shares of common stock at an exercise price of $1.60 per share prior to the reverse split and $4.80 post reverse split, with a maturity date of November 24, 2026. The note has a term of thirty-six months and bears interest at a rate of 9% per annum payable semi-annually, with any outstanding interest and principal due on maturity. On April 30, 2024, the note holder elected to convert the accumulated interest as of December 31, 2023 totaling $18,247 to 3,802 shares of common stock. On June 30, 2024, elected to convert the accumulated interest totaling $89,260 to 18,596 shares of common stock. On March 16, 2025, elected to convert the accumulated interest totaling $92,073 to 108,334 shares of common stock.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

15.INCOME TAXES

As of March 31, 2025, the Company had U.S. federal net operating loss carryforwards.

The Company considered all positive and negative evidence. Given the caution of Subtopic 30-21 regarding the difficulty in forming a conclusion that a valuation allowance is not needed in the case of cumulative losses, it is the Company’s conclusion that it is more likely than not that the Company’s existing deferred tax assets in the U.S. will not be realized and that a valuation allowance is necessary as of March 31, 2025. Accordingly, the Company has recorded a full valuation allowance of in the U.S. The Company has evaluated all of the negative and positive evidence as of March 31, 2025, and concludes that due to the Company being in a 3-year cumulative loss position, it is more likely than not that the net Canadian deferred tax assets will be not realized. As such, the Company has recorded and maintained a full valuation allowance in Canada.

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

As of March 31, 2025, and December 31, 2024, the Company does not have any unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2025 and December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the three months ended March 31, 2025 and 2024, totaled 8,438,613 and 6,968,579, respectively.

17.EQUITY

During the three months ended March 31, 2025, the Company issued 2,125,382 and 108,334 shares of common stock, respectively, for non-cash payments of accounts

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

payable and conversion of debt, amounting to $1,186,596 and $92,084, respectively, net of offering costs of $0.

During the three months ended March 31, 2024, the Company issued 7,969 and 3,802 shares of common stock, respectively, for acceptance of share subscriptions and conversion of debt, amounting to $9,310 and $18,247, net of offering costs of $0 and $0, respectively.

During the three months ended March 31, 2024, the Company issued 79,000 shares of series B preferred stock, respectively, for acceptance of share subscriptions amounting to $156,626, net of offering costs of $40,874. There were no issuance of series B preferred stock for the three months ended March 31, 2024.

For the three months ended March 31, 2025, the Company incurred equity issuance costs of $0. For the three months ended March 31, 2024, the Company incurred equity issuance costs of $40,874. These costs consisted of legal, marketing, accounting, printing, administration, broker-dealer, escrow and filing fees directly related to their respective offerings.

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

The table below sets forth the shares reserved as of March 31, 2025, by the Company for future potential issuance.

Maximum Issuable
Company Stock Option Plan	4,000,000

Common Share Purchase Warrants issued	4,113,333
Shares issuable on exercise of outstanding Offering Warrants issued under the Reg A Offering	3,788,263
Shares issuable on exercise of outstanding Brokers Warrants issued under the Reg A Offering	48,522
Reservation for conversion of maximum issuable common shares	3,333,333
Shares issuable on exercise of outstanding Brokers Warrants issued under the Reg A Offering	76,666
Reservation for convertible note	416,667
TOTAL SHARES RESERVED FOR ISSUANCE	15,776,784

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2025, the Company had issued and outstanding a total of 7,472,826 warrants each to purchase one share of common stock, exercisable at a range from $0.83 to $7.50 per share for cash and a range length of time to exercise from 0.5 to 5 years.

As of March 31, 2025 and December 31, 2024, the Company has share purchase warrants issued and outstanding of 7,472,826 and 7,975,499, respectively.

On June 14, 2024, the Company entered into an engagement agreement with Digital Offering, LLC to provide broker-dealer services in connection with the 2024 Reg A Offering. Under the terms of the engagement letter, the Company will issue a warrant to purchase one share of the Company’s common stock (an “Agent Warrant”) equal to 2.30% of the total Shares sold to investors under the offering at an exercise price of $7.50 per share and subject to transfer, lock-up and exercise restrictions as set forth in Rule 5110 of the Financial Industry Regulatory Authority, Inc (“FINRA”), as applicable. The 2024 Reg A Offering closed on October 9, 2024, and 25,714 Agent Warrants were issued to Digital Offering, LLC in connection with its services under the 2024 Reg A Offering.

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

On September 7, 2024, the Company amended the 2020 Stock Plan to increase the number of shares of common stock of the Corporation available for grant under the plan from 1,666,666 (as adjusted for the 1 for 3 reverse split) to 4,000,000.

The table below sets forth share options outstanding as of March 31, 2025.

Grant Date	Options Outstanding	Exercise Price	Expiration	Vesting
September 1, 2022	369,446	$ 2.70	August 31, 2027	Equally over 3 years commencing on first anniversary of grant date
October 5, 2023	446,338	4.80	October 14, 2028	Equally over 3 years commencing on first anniversary of grant date
November 1, 2023	83,334	4.80	October 31, 2028	31,112 vest immediately, remaining vest equally over 3 years commencing on first anniversary of grant date
November 22, 2024	66,667	1.47	November 23, 2027	Equally over 3 years commencing on first anniversary of grant date

During the three months ended March 31, 2025 and 2024, the Company recorded share-based compensation expense of $78,880 and $270,176, respectively. During the three months ended March 31, 2024, the Company recorded share-based compensation expense of $270,176.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2025, the Company had $287,197 of unrecognized share-based compensation costs related to non-vested awards that will be recognized over a weighted average period of 3 years. As of March 31, 2025, 522,857 options have vested, and are exercisable. The options issued during 2022 vest equally over 3 years commencing on the first anniversary of the grant date. Of the options issued during 2023, 31,112 vested immediately on grant date, with the remaining options vesting equally over 3 years commencing on the first anniversary of the grant date.

The following sets forth the outstanding common share options and related activity for the period ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2024	965,787	$ 3.72
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of March 31, 2025	965,787	$ 3.72

19.RELATED PARTY TRANSACTIONS

Related party transactions in these consolidated financial statements are as follows:

On September 16, 2020, the Company issued a promissory note to JPMorgan, in the amount of $450,000.  Portions of the note were converted from time to time into Shares until paid in full. JPMorgan is a related party as a significant shareholder holding directly and indirectly, as of March 31, 2025, 2,249,882 common shares (11.20%), and 25,000 common share purchase warrants.

On June 21, 2021, stockholders of the Company unanimously consented to terminate a Stockholders Agreement entered into by all of the stockholders and the Company on September 24, 2020, and approved a governance agreement (the “JPM Agreement”) between the Company and JPMorgan, which grants to JPMorgan the following rights:

·a consent right with respect to certain business transaction matters, including: (a) material changes to the nature of the Company’s business, (b) a grant of certain stock options or restricted stock, (c) the Company’s entry into certain employment or compensation agreements, (d) the incurrence by the Company of more than $500,000 of debt, (e) the Company’s entry into a related party agreement, (f) a sale transaction, (g) a loan by the Company in excess of $500,000, (h) settlement of a lawsuit or other dispute in excess of $500,000 or (i) any investment by the Company in excess of $500,000;

·Board of Director observation rights;

·the right to receive certain quarterly and annual financial statements of the Company; and

·certain inspection rights so long as JPMorgan owns at least 10% of the Company’s outstanding shares of common stock.

For the three months ended March 31, 2025, the Company paid sitting and committee fees of $69,000.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

20.DISAGGREGATED REVENUE

Revenue consisted of the following refined product types sold domestically in the Southwest USA region for the three months ended March 31:

	2025	2024
Diesel	$ 1,852,935	$ 3,794,571
Liquid Asphalt	2,724,298	3,285,467
VGO	1,624,504	2,783,239
Naphtha	120,486	1,076,137
Other	10,744	12,916
	$ 6,332,967	$ 10,952,330

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

21.DISAGGREGATED EXPENSES

Cost of sales consisted of the following for the three months ended March 31:

	2025	2024
Crude Oil	$3,718,254	$7,261,095
Fuels and chemicals	1,514,851	670,147
Freight out	754,089	1,258,984
Freight in	462,384	411,853
Salary and wages	290,960	292,467
Depreciation and amortization	241,138	158,645
Repairs and maintenance	57,800	147,618
Automobile	19,592	45,679
Other	(9)	136,393
	$7,059,059	$10,382,881

General and administrative expenses consisted of the following for the three months ended March 31:

	2025	2024
Professional fees	$964,516	$502,346
Executive compensation	633,630	575,532
Insurance	162,775	172,316
Travel	68,710	62,883
Lease and utilities	57,404	28,951
Other	23,720	129,238
Bank charges	18,217	110,145
Licenses	5,422	2,474
Auto	1,063	23,999
	$1,935,457	$1,607,884

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Professional fees included the following for the three months ended March 31:

	2025	2024
Advertising and marketing	$348,353	$14,402
Business development	340,996	199,398
Auditor	146,498	151,233
Membership and subscriptions	118,375	338
Other	22,643	29,628
Tax	9,995	-
Investor relations	5,348	5,880
Environmental	4,778	46,091
Legal	(32,470)	55,376
	$964,516	$502,346

22.SEGMENT REPORTING

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

The Company is in the process of developing a second segment, 2020 Resources LLC PR Spring facility which currently is not generating revenues. There continues to be associated development costs which are being capitalized, with a plan to be completed in 2025.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following presents selected financial information with respect to our single reportable segment for the three months ended March 31:

	2025	2024
Net sales	$6,332,967	$10,952,330

Cost of goods sold	7,059,059	10,382,881
Gross margin	(726,092)	569,449

Operating expenses:
General and administrative	1,935,457	1,607,884
Depreciation and amortization	2,028	1,472
Total operating expenses	1,937,485	1,609,356

Loss from operations	(2,663,577)	(1,039,907)

Other income (expense):
Interest expense	(901,561)	(1,308,445)
Loss on extinguishment of debt	(56,660)	(108,887)
Gain on Warrant Valuation	274,980	-
Other income (expense)	7,477	(5,306)
Gain on sale of assets	5,647	-
Other expense, net	(670,117)	(1,422,638)

Loss before provision for income taxes	(3,333,694)	(2,462,545)

Provision for income taxes	-	-

Net loss	(3,333,694)	(2,462,545)

Other comprehensive income (loss)
Exchange gain (loss) on translation of foreign operations	422	(8,134)

Net loss and comprehensive loss	$(3,333,272)	$(2,470,679)

Loss per common share
Basic and diluted	$(0.16)	$(0.15)
Weighted average shares outstanding
Basic and diluted	21,260,924	16,334,862

The segmented assets as of March 31, 2025 are as follows:

	Foreland Refining	2020 Resource LLC	Total
Total assets	$ 12,817,672	$ 11,772,941	$ 24,590,613

The segmented assets as of March 31, 2024 are as follows:

	Foreland Refining	2020 Resource LLC	Total
Total assets	$ 15,065,555	$ 11,881,688	$ 26,947,243

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

23.COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Company has the following commitments for two leased land rights of way rentals in Nye County, Nevada, totaling approximately 40 acres:

	Acres	Expiration	Annual Fee
Right-of-Way Grant N-41035	19.66	2054-12-31	$ 2,850
Right-of-Way Grant N-42414	20.32	2044-12-31	1,129
			$ 3,979

24.SUBSEQUENT EVENTS

Management performed a review and determined that, except as disclosed elsewhere herein and below, no material events occurred subsequent to March 31, 2025 through May 14, 2025, the date of presentation of these financial statements.

On April 16, 2025, the Company entered into a Note Purchase Agreement with Lucas Ventures LLC pursuant to which Lucas Ventures purchased a $100,000 portion of the LendSpark Corporation Business Loan and Security Agreement dated April 30, 2024. The Company issued a replacement convertible note to Lucas Ventures in the principal amount of $100,000 that bears interest at a rate of 5% per annum and has a maturity date of July 16, 2025.

On April 23, 2025, the Company issued 40,300 shares of common stock to MZHCI LLC in full settlement of $40,300 in outstanding invoices.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 21, 2025.

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

We also plan to develop modular asphalt shingle recycling facilities (the “ASR Facility”) which can be deployed in cities with high concentrations of waste asphalt shingles and near asphalt shingle manufacturing centers.

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

Our Financial Condition and Going Concern Issues

As a result of our financial condition, we have included in our condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024, a note indicating that there is significant doubt about the Company’s ability to continue as a going concern. The opinion on the December 31, 2024 audited financial statements from our independent registered public accounting firm for those statements also includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (June 4, 2019) through March 31, 2025, we have incurred accumulated net losses of $27,301,783. To address our going concern, we aim to increase revenues by securing greater volumes of crude oil for our Foreland refinery, which should enhance our contribution margin. Additionally, we are pursuing opportunities to reduce debt service through refinancing or repayment of existing obligations, establish strategic partnerships, and raise capital through equity or debt offerings, or a combination of these actions. Given our current revenue and cash usage levels, we have pressing working capital needs that necessitate raising funds through equity or debt issuance, coupled with efforts to boost revenue and control operating expenses. However, there is no guarantee that we will be able to raise sufficient capital, grow revenues, and generate the cash flow needed to meet our operating expenses and capital requirements effectively.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Introduction

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2025 and 2024, respectively. We have derived this data from our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We had net sales of $6,332,967 for the three months ended March 31, 2025, compared to $10,952,330 for the three months ended March 31, 2024. Our cost of goods sold for the three months ended March 31, 2025 were $7,059,059, compared to $10,382,881 for the three months ended March 31, 2024. The significant decrease in our sales were the direct result of the company’s challenges associated with regaining supply streams disrupted in May and June 2024 as a result of the Foreland Refinery outage, disruption and refurbishment in 2024. Additionally, WTI pricing fell from $87 per barrel on April 5, 2024, to $71 per barrel on March 31, 2025, which corresponded with reduced pricing in the end products.

Our operating expenses were $1,937,485 for the three months ended March 31, 2025, compared to $1,609,356 for the three months ended March 31, 2024. Our operating expenses consisted of General and Administrative, non-cash charges associated with Share-Based Payments, Depreciation and Amortization, and Foreign Exchange.

Our net income (loss) was ($3,333,694) for the three months ended March 31, 2025, compared to ($2,462,545) for the three months ended March 31, 2024.

Net Sales and Net Income (Loss)

Our net sales, costs of good sold, gross profit, operating expenses, other income (expense) and net income (loss) for the three months ended March 31, 2025 and 2024, were as follows:

	2025	2024
Net sales	$6,332,967	$10,952,330

Cost of goods sold	7,059,059	10,382,881
Gross margin	(726,092)	569,449

Operating expenses:
General and administrative	1,935,457	1,607,884
Depreciation and amortization	2,028	1,472
Total operating expenses	1,937,485	1,609,356

Loss from operations	(2,663,577)	(1,039,907)

Other income (expense):
Interest expense	(901,561)	(1,308,445)
Loss on extinguishment of debt	(56,660)	(108,887)
Gain on Warrant Valuation	274,980	-
Other income (expense)	7,477	(5,306)
Gain on sale of assets	5,647	-
Other expense, net	(670,117)	(1,422,638)

Loss before provision for income taxes	(3,333,694)	(2,462,545)

Provision for income taxes	-	-

Net loss	(3,333,694)	(2,462,545)

Other comprehensive income (loss)
Exchange gain (loss) on translation of foreign operations	422	(8,134)

Net loss and comprehensive loss	$(3,333,272)	$(2,470,679)

Loss per common share
Basic and diluted	$(0.16)	$(0.15)
Weighted average shares outstanding
Basic and diluted	21,260,924	16,334,862

Net Sales

We had net sales of $6,332,967 for the three months ended March 31, 2025, compared to $10,952,330 for the three months ended March 31, 2024, a decrease of $4,619,363. The decline in net sales for the first quarter 2025 present compared to the prior period was primarily due to the company’s challenges associated with regaining supply volumes previously disrupted in May and June 2024 as a result of the Foreland Refinery outage, disruption and refurbishment in 2024. Additionally, WTI pricing fell from $87 per barrel on April 5, 2024, to $71 per barrel on March 31, 2025, which corresponded with reduced pricing in the end products.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2025 was $7,059,059 compared to $10,382,881 for the three months March 31, 2024, a decrease of $3,323,822. Gross profit for the three months ended March 31, 2025 was a negative $726,092, compared to $569,449 for the three months ended March 31, 2024, a decrease of $1,295,541 for the comparative period. The decline in cost of sales for the first quarter 2025 presented compared to the prior periods was primarily due to the decline in net sales described above and the contribution margin covering more fixed costs within cost of goods sold.

Cost of goods sold as a percentage of net sales was 112% for the three months ended March 31, 2025, compared to 95% for the three months ended March 31, 2024. The increased cost as a percentage of revenues was due to the company continuing to regain supply streams as a result of the refurbishment of the Foreland refinery in 2024, the reduction in WTI pricing and the net change on inventory revaluation of $1,065,846.

General and Administrative

Our general and administrative expenses were $1,935,457 for the three months ended March 31, 2025, compared to $1,607,884 for the three months ended March 31, 2024, an increase of $327,573. In the three months ended March 31, 2025, general and administrative expenses consisted mainly of professional fees of $964,516, executive compensation of $633,630, insurance of $162,775, travel of $68,710, lease and utilities of $57,404, other of $23,720, bank charges of $18,217, licenses of $5,422, and automobile of $1,063. In the three months ended March 31, 2024, general and administrative expenses consisted mainly of executive compensation of $575,532, professional fees of $502,346, insurance of $172,316, bank charges of $110,145, other of $129,238, travel of $62,883, lease and utilities $28,951, automobile of $23,999, and licenses of $2,474. In the three months ended March 31, 2025, increase over the three months ended March 31, 2024, is due increase in business development and advertising and marketing activities.

Other Income (Expense)

Other expense was $670,117 for the three months ended March 31, 2025, compared to $1,422,638 for the three months ended March 31, 2024, a decrease of $752,521. In the three months ended March 31, 2025, other income (expense) consisted of interest expense, net of interest income $901,561, loss on extinguishment of debt $56,660, offset by gain on warrant valuation $274,980, gain on sale of assets $5,647 and other income $7,477. In the three months ended March 31, 2024, other income (expense) consisted of interest expense, net of interest income of $1,308,445, loss on extinguishment of debt of $108,887 and loss on other expense of $5,306. The warrant liability is revalued at each reporting date based on changes in the underlying factors influencing the fair value of the warrants, such as the Company’s stock price, volatility, and other market conditions. The Company’s management believes that the non-cash gain recognized in the current period from the remeasurement of warrant liabilities is not reflective of ongoing operating performance. As this item did not occur in the prior-year quarter, it should be evaluated separately when comparing financial results across periods. During the period, the Company incurred significant interest expense related to its term debt. This interest expense is primarily due to the high financing costs associated with the term notes, which were utilized to support ongoing working capital needs and operational expenses. These notes terms, characterized by higher interest rates relative to traditional debt instruments, have resulted in a notable impact on our financial performance for the quarter. This increase in interest expense reflects the financial obligations of maintaining liquidity and funding operations, particularly during a phase of substantial investment in refinery refurbishment and related activities. The Company continues to evaluate its capital structure to optimize costs and enhance financial stability, considering refinancing options and alternative capital sources where feasible.

Net Income (Loss)

Net loss was $3,333,694 or a loss of $0.16 per share, for the three months ended March 31, 2025, respectively compared to net loss of $2,462,545 or $0.15 per share, for the three months ended March 31, 2024.

Our net loss compared to the previous periods net loss was primarily driven by reduced net sales as a result of the reduction in sales as the company continues to regain supply streams.

Liquidity and Capital Resources

Introduction

We had negative operating cash flows for the three months ended March 31, 2025. Our cash on hand as of March 31, 2025, was $213,000. While we had negative net cash from operations for the three months ended March 31, 2025, our monthly cash flow burn rate for the three months ended March 31, 2025, was $654,408. In connection with the Foreland Refinery acquisition and PR Spring facility retrofit program, we believe we will continue to have material capital expenditures and face long term cash needs. While we anticipate that these needs will be satisfied through the issuance of our debt and/or equity securities until such time as our cash flows from operations will satisfy our cash needs we cannot provide any assurances of such.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2025 and December 31, 2024, respectively, are as follows:

	March 31,	December 31,	Increase/
	2025	2024	(Decrease)

Cash	$213,000	$385,116	$(172,116)
Total Current Assets	4,715,965	4,997,373	(281,408)
Total Assets	24,590,613	26,947,243	(2,356,630)
Total Current Liabilities	12,008,538	12,398,672	(390,134)
Total Liabilities	15,011,168	15,448,746	(437,578)

Our cash decreased by $172,116 as of March 31, 2025, as compared to December 31, 2024. Our total current assets decreased by $281,408 primarily because of a decrease in inventory of $1,045,857, offset by increases in accounts receivable of $634,262 and prepaid expenses of $302,303.

Our total assets decreased by $2,356,630 due to the changes in current assets as well as decreases in restricted cash of $2,130,946, property, plant and equipment of $217,536, and right-of-use assets of $24,129, offset by an increase in oil and gas properties of $297,389.

Our current liabilities as of March 31, 2025 as compared to December 31, 2024, decreased by $390,134 and our total liabilities decreased by $437,578, both primarily as a result of an increase in lines of credit of $1,067,400, current portion of operating lease of $43,353, offset by decreases in accounts payable and accrued expenses of $812,705, current maturities of notes payable of $413,707, warrant liability of $274,980, and operating lease liability of $43,353, and finance lease liability of $506.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2025, was $213,000. The Company will continue to require additional cash to meet ongoing operational and capital needs. Despite the company’s efforts to increase production capacity at the refinery, as well as ongoing maintenance and refurbishment activities, and the high interest payments, we are not yet generating sufficient cash flow to cover operational costs. The need for cash is driven by both ongoing operating expenses, and costs of indebtedness. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our equity securities, or a combination thereof, until such time as improvements to our cash flows from operations will satisfy our cash flow needs. Management remains committed to securing the necessary resources to ensure the company can meet its financial obligations and continue executing its long-term objectives.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities for the three months ended March 31, 2025, were $1,963,224, as compared to cash used of $1,224,548 for the three months ended March 31, 2024. Our net cash used in operating activities for the three months ended March 31, 2025, consisted of a net loss of $3,333,694, increase in working capital of $483,631, less share based compensation of $78,880, depreciation and amortization of $242,004, amortization of debt issuance costs of $765,793, amortization of right-of-use asset of $24,129, loss on extinguishment of debt of $56,660, and gain on revaluation of warrant liability of $274,980, and gain on sale of assets of $5,647. Our net cash used in operating activities for the three months ended March 31, 2024, consisted of a net loss of $2,462,545, decrease in working capital of $493,779, less share-based compensation of $270,176, depreciation and amortization of $164,534, amortization of debt issuance costs of $1,166,227, amortization of right-of-use asset of $21,952, and loss on extinguishment of debt of $108,887.

Investing Activities

Our cash flow used in investing activities for the three months ended March 31, 2025 and 2024, was $316,210 and $427,666, respectively, a decrease of $111,456. Our investing activities during the three months ended March 31, 2025, consisted of a net increase from proceeds of sale of assets of $14,060, payments for exploration and evaluation assets of $297,389, and payments for property, plant and equipment of $44,174. Our investing activities during the three months ended March 31, 2024, consisted of payments for exploration and evaluation assets of $144,963, and payments for property, plant and equipment of $282,702.

Financing Activities

Our net cash provided by (used in) financing activities for the three months ended March 31, 2025 and 2024, was $(24,050) and $1,707,755, respectively, a decrease of $1,731,805. Our cash flows from financing activities during the three months ended March 31, 2025, consisted of proceeds of lines of credit of $5,339,736, proceeds from notes payable of $143,237, offset by payments on lines of credit of $4,272,336, payments on notes payable of $1,231,214, and payments of financing lease of $3,473. Our cash flows from financing activities during the three months ended March 31, 2024, consisted of proceeds of lines of credit of $10,641,448, proceeds from notes payable of $9,820,288, and issuance of preferred stock of $197,500, and issuance of common stock of $19,492, offset by payments on lines of credit of $11,638,704, payments on notes payable of $5,300,608, debt discount on note payable of $1,970,936, payments on financing lease of $19,851 and preferred stock offering costs of $40,874.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and participation of our principal executive officer and principal financial officer at of March 31, 2025, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2025, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months period ended March 31, 2025, we issued an aggregate of 1,050,824 shares of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended.  The Company did not receive any proceeds from the issuance of its shares of common stock as such issuances were made in exchange for services rendered to various parties, as well as for the payment of interest on outstanding promissory notes.

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

Sky Quarry Inc.

Dated: May 15, 2025	/s/David Sealock
By:David Sealock
Its:Chief Executive Officer