Form 10-Q
period 2025-06-30
Sky Quarry Inc.
filed 2025-08-14
CIK 1812447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of August 11, 2025, there were 22,476,421 shares of common stock, $0.0001 par value, issued and outstanding.

SKY QUARRY INC.

FORM 10 -Q QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2025

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

ITEM 1 Financial Statements

Sky Quarry Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024 (Unaudited)

	June 30, 2025	December 31, 2024

ASSETS

Current assets:
Cash	$173,795	$385,116
Accounts receivables	622,521	1,123,897
Prepaid expenses and other assets	403,665	339,124
Inventory	1,999,351	3,149,236
Total current assets	3,199,332	4,997,373

Property, plant, and equipment	5,635,527	6,160,318
Oil and gas properties	8,887,940	8,534,967
Restricted cash	801,816	2,929,797
Right-of-use asset	1,066,943	1,115,785
Goodwill	3,209,003	3,209,003

Total assets	$22,800,561	$26,947,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,245,605	$4,046,319
Current portion of operating lease liability	77,824	38,422
Current portion of finance lease liability	16,964	16,120
Warrant liability	358,441	459,067
Lines of credit	1,133,633	1,260,727
Current maturities of notes payable	5,890,981	6,578,017
Total current liabilities	11,723,448	12,398,672

Notes payable, less current maturities, net of debt issuance costs	2,244,970	2,000,560
Operating lease liability, net of current portion	-	77,824
Finance lease Liability, net of current portion	966,661	971,690
Total Liabilities	14,935,079	15,448,746

Commitments and contingencies

Shareholders’ Equity:
Common stock $0.0001 par value: 100,000,000 shares authorized: 22,110,161 and 19,027,208 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,211	1,903
Additional paid in capital	37,585,087	35,674,391
Accumulated other comprehensive loss	(211,383)	(209,708)
Accumulated deficit	(29,510,433)	(23,968,089)
Total shareholders’ equity	7,865,482	11,498,497

Total liabilities and shareholders’ equity	$22,800,561	$26,947,243

See accompanying Notes to Condensed Consolidated Financial Statements

Sky Quarry Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Periods Ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June30, 2025	Six Months Ended June 30, 2024
Net sales	$4,541,472	$3,375,244	$10,874,439	$14,327,574

Cost of goods sold	4,658,440	3,860,833	11,717,499	14,243,714
Gross margin	(116,968)	(485,589)	(843,060)	83,860

Operating expenses:
General and administrative	1,620,696	971,378	3,554,426	2,579,262
Depreciation and amortization	2,916	1,473	4,944	2,945
Total operating expenses	1,623,612	972,851	3,559,370	2,582,207

Loss from operations	(1,740,580)	(1,458,440)	(4,402,430)	(2,498,347)

Other income (expense):
Interest expense	(318,708)	(2,105,821)	(1,191,176)	(3,414,266)
Gain (loss) on extinguishment of debt	29,093	-	(56,660)	(108,887)
Gain (loss) on warrant valuation	(174,354)	-	100,626	-
Other income (expense)	(4,101)	26,858	3,376	21,552
Gain (loss) on sale of assets	-	(25,075)	3,920	(25,075)
Other expense, net	(468,070)	(2,104,038)	(1,139,914)	(3,526,676)

Loss before provision for income taxes	(2,208,650)	(3,562,478)	(5,542,344)	(6,025,023)

Provision for income taxes	-	-	-	-

Net loss	(2,208,650)	(3,562,478)	(5,542,344)	(6,025,023)

Other comprehensive loss
Exchange loss on translation of foreign operations	(2,097)	-	(1,675)	(8,134)

Net loss and comprehensive loss	$(2,210,747)	$(3,562,478)	$(5,544,019)	$(6,033,157)

Loss per common share
Basic and diluted	$(0.10)	$(0.22)	$(0.27)	$(0.37)
Weighted average shares outstanding
Basic and diluted	21,589,413	16,347,767	20,422,497	16,426,722

See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Periods Ended June 30, 2025

	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2025	19,027,208	$1,903	$35,674,391	$(23,968,089)	$(209,708)	$11,498,497

Common shares issued for non-cash consideration	2,125,382	212	1,186,384	-	-	1,186,596
Debt converted to common shares	108,334	11	92,073	-	-	92,084
Share based compensation	-	-	78,880	-	-	78,880
Stock warrants issued	-	-	56,660	-	-	56,660
Other comprehensive income	-	-	-	-	422	422
Net loss	-	-	-	(3,333,694)	-	(3,333,694)
Balance March 31, 2025	21,260,924	2,126	37,088,388	(27,301,783)	(209,286)	9,579,445

Common shares issued for non-cash consideration	809,237	81	143,922	-	-	144,003
Debt converted to common shares	40,000	4	100,485	-	-	100,489
Share based compensation	-	-	230,474	-	-	230,474
Stock warrants issued	-	-	21,818	-	-	21,818
Other comprehensive loss	-	-	-	-	(2,097)	(2,097)
Net loss	-	-	-	(2,208,650)	-	(2,208,650)
Balance June 30, 2025	22,110,161	$2,211	$37,585,087	$(29,510,433)	$(211,383)	$7,865,482

See accompanying Notes to Condensed Consolidated Financial Statements

Sky Quarry Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Periods Ended June 30, 2024

	Preferred Stock Outstanding	Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2024	246,021	$246	16,323,091	$1,630	$22,527,264	$(9,239,578)	$(201,505)	$13,088,057
Preferred share subscription, less offering costs	79,000	79	-	-	156,547	-	-	156,626
Common share subscription, less offering costs	-	-	7,969	1	9,309	-	-	9,310
Debt converted to common shares	-	-	3,802	-	18,246	-	-	18,247
Share based compensation	-	-	-	-	270,176	-	-	270,176
Other comprehensive loss	-	-	-	-	-	-	(8,134)	(8,134)
Net loss	-	-	-	-	-	(2,462,545)	-	(2,462,545)
Balance March 31, 2024	325,021	325	16,334,862	1,631	22,981,542	(11,702,123)	(209,639)	11,071,737
Preferred share subscription, less offering costs	44,200	44	-	-	110,456	-	-	110,500
Common share subscription, less offering costs	-	-	51,929	5	122,520	-	-	122,525
Share based compensation	-	-	-	-	189,792	-	-	189,792
Stock warrants issued	-	-	-	-	1,261,739	-	-	1,261,739
Common stock issued on warrant exercise	-	-	225,400	23	693,423	-	-	693,446
Other comprehensive loss	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(3,562,478)	-	(3,562,478)
Balance June 30, 2024	369,221	$369	16,612,191	$1,659	$25,359,472	$(15,264,601)	$(209,639)	$9,887,261

See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,542,344)	$(6,025,023)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	309,354	459,968
Depreciation and amortization	557,454	369,521
Amortization of debt issuance costs	807,636	1,540,875
Amortization of right-of-use asset	48,842	34,528
Gain on revaluation of warrant liabilities	(100,626)	-
Loss on extinguishment of debt	56,660	108,887
Loss (gain) on sale of assets	(3,920)	25,075

Changes in operating assets and liabilities:
Accounts receivable	501,376	2,683,467
Prepaid expenses and other assets	(64,541)	(265,732)
Inventory	1,149,885	(771,672)
Accounts payable and accrued expenses	1,589,955	(728,797)
Operating lease liability	(39,132)	(33,472)
Net cash used in operating activities	(729,401)	(2,602,375)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of assets	14,060	-
Purchase of exploration and evaluation assets	(352,973)	(656,964)
Purchase of property, plant, and equipment	(42,383)	(714,752)
Net cash used in investing activities	(381,296)	(1,371,716)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds on lines of credit	8,338,455	16,377,043
Payments on lines of credit	(8,465,550)	(18,426,517)
Proceeds from note payable	574,380	15,054,104
Payments on note payable	(1,670,741)	(8,847,174)
Payment of debt issuance costs	-	(1,043,187)
Payments on finance lease	(3,474)	-
Proceeds on issuance of preferred Stock	-	307,921
Preferred stock offering costs		(40,874)
Proceeds on issuance of common stock	-	1,138,077
Common stock offering costs	-	(340,885)
Net cash provided by (used in) financing activities	(1,226,930)	4,178,508

Effect of exchange rate on cash	(1,675)	(8,134)

Increase (decrease) in cash and restricted cash	(2,339,302)	196,283
Cash and restricted cash, beginning of the period	3,314,913	4,680,836

Cash and restricted cash, end of the period	$975,611	$4,877,119

See accompanying Notes to Condensed Consolidated Financial Statements

Sky Quarry Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

	2025	2024

Supplemental disclosure of cash flow information:

Cash paid for interest	$627,672	$2,470,817
Cash paid for taxes	$9,253	$16,408

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for non-cash consideration	$1,330,599	$-
Acquisition of right-of-use assets through financing lease	$-	$1,022,227
Conversion of debt	$192,573	$18,247

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all the adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2025 and December 31, 2024, the results of operations for the three and six months ended June 30, 2025 and 2024, and the cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Significant Accounting Policies

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. There have been no changes to these policies during the quarter ended June 30, 2025, that are of significance or potential significant to the Company.

Recently Issued and Adopted Accounting Pronouncements

The Company has reviewed recently issued accounting standard updates and determined that all applicable standards have already been adopted, as disclosed in the Company’s previously filed Annual Report on Form 10-K. Accordingly, there are no new pronouncements requiring adoption in the current interim reporting period.

3.GOING CONCERN

These condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes that the Company will be able to realize its assets and satisfy its liabilities in the normal course of business for the foreseeable future. Management is aware, in making its going concern assessment, of material uncertainties related to events and conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. As of June 30, 2025, the Company has an accumulated deficit of $29,510,433. During the three and six months ended June 30, 2025, the Company had positive cash flows from operations of $1,233,822 and

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

negative cash flows of $729,401, respectively. The Company has received financing and capital through proceeds from notes payable of $574,380 during the six months ended June 30, 2025.

Without additional financing, the Company does not have sufficient operating cash flows to pay for its expenditures and settle its obligations as they mature. Subsequent to June 30, 2025, there is uncertainty in meeting these obligations. The Company does have to raise additional capital in the form of debt, equity and/or warrant exercise proceeds, or a combination thereof, to fund future capital expenditures, retire maturing debt obligations and any possible acquisitions. The Company’s current plan includes closely monitoring its growth and operating expenses, refinancing its current debt with longer term debt with amortization schedules that decrease monthly debt service obligations. These actions are intended to mitigate the going concern uncertainties and support the Company’s growth plans in commercializing its extraction technology. There is no assurance, however, that the Company will be successful in these efforts.

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

4.INVENTORY

Inventory consists primarily of raw crude, chemicals and finished goods. Inventory consisted of the following:

	June 30,	December 31,
	2025	2024
Finished goods	$1,265,388	$2,345,727
Raw crude	504,110	558,700
Chemicals	229,853	244,809
	$1,999,351	$3,149,236

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

SITLA
Mineral
Lease
Cost
December 31, 2024	$63,800
Additions	-
June 30, 2025	$63,800

Accumulated Amortization
June 30, 2025 and December 31, 2024	$-

Carrying Amounts
June 30, 2025 and December 31, 2024	$63,800

During the six months ended June 30, 2025, and year ended December 31, 2024, the Company did not record any amortization of the lease rights as operations have not yet commenced.

The Company (through its subsidiary) holds mineral leases (or the operating rights under leases) covering approximately 5,880 net acres within the State of Utah. Terms of the SITLA Leases are set forth in the table below.

Reference	Gross Acres	Net Acres	Lease Expiry Date (1)	Annual Rent (2)	Annual Advance Minimum Royalty (3)	Production Royalty Rate (4)
ML-49927	4,319.9	4,319.9	5/31/2025	$4,320	$43,200	6.5%
ML-51705	1,560.0	1,560.0	1/31/2030	1,560	15,600	8%

Total	5,879.9	5,879.9		$5,880	$58,800

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	June 30,	December 31,
	2025	2024
Buildings	$1,575,000	$1,575,000
Machinery and equipment	6,076,782	6,090,886
Office furniture and equipment	37,542	9,873
	7,689,324	7,675,759
Less: Accumulated depreciation and amortization	(2,053,797)	(1,515,441)
	$5,635,527	$6,160,318

Eagle Springs Refinery consists of tanks, buildings, refining processing equipment, shop, lab and equipment. For Eagle Springs Refinery, each class of property, plant and equipment is estimated to have a useful life of 5 years and are being amortized over a straight-line basis.

Depreciation and amortization expense totaled $315,450 and $174,580 for the three months ended June 30, 2025 and 2024, and $538,356 and $331,336 for the six months ended June 30, 2025 and 2024,respectively.

7.OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	June 30,	December 31,
	2025	2024
Balance, beginning of period	$8,534,967	$7,745,205
Disposal	(58,890)	-
Additions	411,863	789,762
Balance, end of period	$8,887,940	$8,534,967

Oil and gas properties, located in the eastern Utah tar sands, includes undeveloped lands, unproved properties, research and development equipment, mining equipment and seismic costs where management has not fully evaluated for technical feasibility and commercial viability.

As of June 30, 2025, the Company holds oil and gas assets representing more than 10% of the total assets, which are primarily the PR Spring facility costs, which includes all direct costs incurred to acquire or construct the assets, including tanks, buildings, extraction processing equipment, shop, lab and equipment. The costs of the PR Spring facility under construction are capitalized as part of oil and gas properties. These costs include direct materials, labor, and overhead attributable to the construction activities. As the facility is not yet operational, depreciation has not commenced. The construction project is classified as "construction in progress" until the PR Spring facility is placed into service. Once the asset is ready for its intended use, depreciation will begin based on its estimated useful life. The Company evaluates oil and gas properties for impairment in accordance with ASC 360-10-35. If indicators of impairment arise, the Company will assess the recoverability of the asset’s carrying value by comparing the asset’s carrying amount to the undiscounted future cash flows expected to be generated by the asset. If impairment is identified, the asset will be written down to its fair value. As of June 30, 2025, the Company has determined that there has been no impairment of the PR Spring facility under construction, as there are no indicators suggesting a decline in the asset's recoverable value. The

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Company has no proved reserves, and there have been no significant changes in reserves during the reporting period. The capitalized costs related to these oil and gas assets amount to $8,887,940 recorded at full cost, are not being depreciated and amortized as the facility is still under construction. Additions during the six months ended June 30, 2025 and December 31, 2024, relate to development and construction of the extraction facility at PR Spring. There were no costs associated with well exploration during the periods ended June 30, 2025 or December 31, 2024, respectively. No disposals occurred in the periods ended June 30, 2025 or December 31, 2024, respectively.

PR Springs has not commenced active extraction of reserves. Consequently, the Company is not required to provide reserve quantities or future cash flow disclosures in accordance with ASC 935-235-50-2. Based on our analysis of the asset group, we have determined that no impairment is necessary as of the reporting date. The carrying amounts of the development-stage extraction facility and related oil and gas properties are fully supported by projected future cash flows, which are derived from reasonable and supportable assumptions regarding commodity prices, expected production rates, and operating costs once the assets are operational. Additionally, no significant adverse changes in the economic environment, regulatory landscape, or project costs have occurred to suggest that the recoverable amount of these assets is less than their carrying value. As such, the assets continue to meet the criteria for capitalization, and no impairment loss has been recognized in accordance with ASC 360-10-35. Further, under ASC 932-360-35-19, the impairment analysis specifically considers the recoverability of costs capitalized for oil and gas properties in the development phase. As these costs are expected to be recoverable through future production, no impairment charge was required as of June 30, 2025 or December 31, 2024.

8.RIGHT-OF-USE ASSET AND LEASE LIABILITY

The Company currently leases office space, which are classified as operating leases, and leases remote camp accommodations which are classified as finance leases under ASC 842.

The components of operating lease expense, associated with the Company’s leasing of office space, consisted of amortization of the right-of-use asset of $38,220 and $34,245 during the six months ended June 30, 2025 and 2024, respectively, and accretion of the lease liability of $4,781 and $8,472 for the six months ended June 30, 2025 and 2024, respectively.

The weighted average remaining lease term in years was 1 and 2 as of June 30, 2025 and 2024, respectively. The weighted average discount rate as of June, 2025, and 2024, was 10.25%.

Amortization expense on operating leases is included as part of general and administrative expenses on the income statement. The total lease expense recognized on the income statement is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table reconciles the undiscounted future cash flows for the next five years and thereafter to the operating lease liabilities recorded within the condensed consolidated balance sheet as of June 30, 2025:

2025 (Remainder)	$44,278
2026	36,898
Total lease payments	81,176
Less: amounts representing interest	(3,352)
Present value of lease liabilities	$77,824

The components of finance lease expense, associated with the Company’s leasing of remote accommodation camps, consisted of amortization of the right-of-use asset of $10,623 and $9,890 during the six months ended June 30, 2025 and 2024, respectively, and accretion of the lease liability of $51,007 and $51,741 during the six months ended June 30, 2025 and 2024, respectively.

The weighted average remaining lease term in years was 18.50 and 19.50 as of June 30, 2025 and 2024, respectively. The weighted average discount rate as of June 30, 2025, was 10.25%.

Amortization expense on financing leases is included as part of general and administrative expenses on the statement of operations. The total lease expense recognized on the statement of operations is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

Included in the total lease payments are approximately $110,000 in demobilization costs associated with the decommissioning and removal of the remote accommodation camps at the end of the lease term. These costs have been capitalized as part of the lease liability and right-of-use asset and are being recognized over the term of the lease.

The following table reconciles the undiscounted future cash flows for the next five years and thereafter to the financing lease liabilities recorded within the consolidated balance sheet as of June 30, 2025:

2025	$63,167
2026	125,305
2027	125,305
2028	125,648
2029	1,880,605
Total lease payments	2,320,030
Less: amounts representing interest	(1,319,442)
Present value of lease liabilities	$1,000,588

9.GOODWILL

Goodwill is derived from the acquisition of Foreland in 2022. Goodwill recognized from the acquisition was $3,209,003.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Trade accounts payable	$2,355,646	$2,777,698
Accrued expenses	1,826,354	1,220,373
Accrued vacation	58,454	45,859
Sales tax payable	5,151	2,389
	$4,245,605	$4,046,319

11.WARRANT LIABILITY

The details of warrant liability transactions for the six months ended June 30, 2025 and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Beginning balance	$459,067	$-
Fair value upon issuance of warrants	-	1,936,937
Change in fair value	(100,626)	(1,477,870)
Ending balance	$358,441	$459,067

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

During the three and six months ended June 30, 2025, the Company recognized change in fair value of the warrant liability of $174,354 and $(100,626). As of December 31, 2024, the fair value of the warrant liability was $459,067.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

All changes in the fair value of the warrant liabilities are recognized as a change in fair value of warrant liability in the Company’s consolidated statements of operations until they are either exercised or expire.

The warrant liabilities for the Common Warrants were valued using a Black Scholes pricing model with the following weighted average assumptions:

	June 30, 2025	December 31, 2024
Stock price	$0.62	$1.28
Risk-free interest rate	3.79%	4.38%
Expected volatility	150%	85%
Expected life (in years)	4.16	4.4
Expected dividend yield	-	-
Fair value of warrants	$358,441	$459,067

12.LINES OF CREDIT

	June 30, 2025	December 31, 2024
Invoice purchase and security agreement	$978,953	$743,482
Inventory finance rider	154,680	517,245
	$1,133,633	$1,260,727

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.DEBT

Debt consisted of the following:

Lender / Merchant	Maturity Date	Effective Interest Rate	Principal Balance June 30, 2025	Principal Balance December 31, 2024
Libertas #6	December 6, 2024	58%	$2,434,241	$2,602,031
Private Lender A	March 2, 2025	20%	1,329,926	1,216,818
Libertas #5	November 29, 2024	58%	1,231,582	1,398,582
LendSpark #3	March 4, 2025	68%	582,480	1,058,744
LendSpark #4	December 4, 2024	68%	445,157	688,468
Libertas #7	January 7, 2025	66%	424,175	591,175
ACMO USOS LLC	March 15, 2021	15%	191,699	191,699
Private Lender E	May 22, 2027	12%	151,928	-
Libertas #4	September 12, 2024	68%	134,049	301,049
USA SBA	March 1, 2026	1%	25,443	44,474
Libertas #8	March 6, 2025	68%	23,140	190,140
			6,973,820	8,283,180
Less: Unamortized debt issuance costs			(991,778)	(1,796,687)
			$5,982,042	$6,486,493

As of June 30, 2025, the maturity date of debt is as follows:

Due in less than one year	$6,821,892
Less: Unamortized debt issuance costs	(991,778)
$5,830,115

The past due debt referred to above is owed to Libertas Funding LLC in the amount of $4,247,187 and is owed to LendSpark the amount of $1,027,637. Provided that neither Libertas nor LendSpark Corporation commence foreclosure proceedings against us, we do not expect any adverse impact on our operations as a result of our past due debt.

The debt terms related to private lenders are as follows:

On May 22, 2025, the Company entered into a promissory note for $150,000 from private lender E. The note is unsecured, bears interest at a rate of 12% per annum, with a maturity date of May 22, 2027. As consideration for advancing the note, the lender was issued 60,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $1.25 per share for a period of two years from the date of issuance. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On December 2, 2024, the Company entered into a promissory note for $1,200,000 from private lender A. The note is secured by the 2020 Resources LLC’s Solar Turbines, bears interest at 1.5% per month and matures on March 2, 2025. As an inducement for advancing the note, the lender was issued 1,200,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $0.83 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and are being amortized over the term of the debt. The Company also amended previous warrant agreements dated April 6, 2023, June 19, 2024, and August 27, 2024, agreeing to extend the exercise period to five years from the issuance date of the amendment. On April 24, 2025, as an inducement for extending the maturity date to June 2, 2025, the Company agreed to reduce the exercise price of each of the warrants to $0.70 per share and agreeing the default rate of interest of the Note be calculated retroactively to December 2, 2024.

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

LIABILITY FOR SALE OF FUTURE REVENUES

As of June 30, 2025, the Company is party to several agreements related to the sale of future revenues with Libertas Funding, LLC (“Libertas”), a total of five agreements remain outstanding and two agreements have been terminated.  The agreements, summarized below, contain substantially the same terms and conditions and grant a continuing security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables.

Interest and discounts related to the agreements are amortized to expense over the estimated term of the agreements, which is anticipated to be between 10 to 12 months from the funding of each agreement. During the six months ended June 30, 2025, the Company amortized an aggregate of $721,883 of discount, respectively, to interest expense. Unamortized interest and discounts in the aggregate is $943,731 as of June 30, 2025. As an inducement to a reduction in payment the lender was issued 375,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as debt and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On December 30, 2024, as further inducement to a reduction in payment, the warrant agreement was amended to reduce the price to $0.83 per share.

On May 16, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $665,000 of future sales receipts (“Libertas #8”) for gross proceeds of $500,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $15,833 until the amount sold is extinguished. As an inducement for advancing the note, the lender was issued 375,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On December 30, 2024, as further inducement to a reduction in payment the warrant agreement was amended to reduce the price to $0.83 per share. This amendment was classified as debt and the incremental fair value warrants were recorded to interest expense. As of June 30, 2025, a total of $23,140, exclusive of debt discounts, remained outstanding.

On February 19, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,386,000 of future sales receipts (“Libertas #7”) for gross proceeds of $1,018,500. Under the agreement, Foreland will make weekly delivery of receivables not less than $30,000 until the amount sold is extinguished. As of June 30, 2025, a total of $424,175, exclusive of debt discounts, remained outstanding.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 18, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $4,224,000 of future sales receipts (“Libertas #6”) for gross proceeds of $3,300,000, of which $884,667 was used to pay off the Libertas September 14, 2023 agreement. Under the agreement, Foreland will make weekly delivery of receivables not less than $91,429 until the amount sold is extinguished. As of June 30, 2025, a total of $2,434,241, exclusive of debt discounts, remained outstanding.

On January 11, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,268,582 of future sales receipts (“Libertas #5”) for gross proceeds of $2,056,916, of which $796,916 and $1,260,000 was used to pay off the Libertas May 17, 2023 and June 30, 2023 agreements respectively. Under the agreement, Foreland will make weekly delivery of receivables not less than $56,988 until the amount sold is extinguished. As of June 30, 2025, a total of $1,231,582, exclusive of debt discounts, remained outstanding.

On October 25, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,731,660 of future sales receipts (“Libertas #4”) for gross proceeds of $1,302,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $37,482 until the amount sold is extinguished. As of June 30, 2025, a total of $134,049, exclusive of debt discounts, remained outstanding.

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

During the period ended June 30, 2024, the Company refinanced 3 agreements with Libertas. Management determined that the transaction should be accounted for as a debt extinguishment. Accordingly, the Company recognized a loss on extinguishment related to loan origination fees of $108,887, which is recorded on the statement of operations and comprehensive loss for the period ended June 30, 2025.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2025, the Company had the following unamortized debt discounts related to the Libertas agreements:

Lender	Date Issue	Gross Discount	Unamortized Discount
Libertas #4	October 25, 2023	$449,737	$33,260
Libertas #5	January 11, 2024	575,936	269,409
Libertas #6	January 18, 2024	990,000	532,490
Libertas #7	February 19, 2024	397,500	102,830
Libertas #8	May 16, 2024	175,000	5,742
		$2,588,173	$943,731

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

14.CONVERTIBLE DEBENTURES

Lender	Maturity Date	Interest Rate	Principal Due June 30, 2025	Principal Due December 31, 2024
Private Lender C	November 24, 2026	9%	$2,093,042	$2,092,084
Private Lender D	July 16, 2025	9%	60,866	-
			$2,153,908	$2,092,084

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

On April 16, 2025, the Company issued a promissory note in the amount of $100,000, convertible at the election of the holder into shares of common stock at an exercise price of eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading days including and immediately preceding the conversion date, subject to a floor price of $0.40 per share. On May 5, 2025, the note holder elected to convert debt in the amount of $79,197 and the accumulated interest as of May 5, 2025, totaling $247 to 40,000 shares of common stock.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

15.INCOME TAXES

As of June 30, 2025, the Company had U.S. federal net operating loss carryforwards.

The Company considered all positive and negative evidence. Given the caution of Subtopic 30-21 regarding the difficulty in forming a conclusion that a valuation allowance is not needed in the case of cumulative losses, it is the Company’s conclusion that it is more likely than not that the Company’s existing deferred tax assets in the U.S. will not be realized and that a valuation allowance is necessary as of June 30, 2025. Accordingly, the Company has recorded a full valuation allowance of in the U.S. The Company has evaluated all of the negative and positive evidence as of June 30, 2025, and concludes that due to the Company being in a 3-year cumulative loss position, it is more likely than not that the net Canadian deferred tax assets will be not realized. As such, the Company has recorded and maintained a full valuation allowance in Canada.

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

As of June 30, 2025, and December 31, 2024, the Company does not have any unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2025 and December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the six months ended June 30, 2025 and 2024, totaled 5,842,971 and 6,320,739, respectively.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

17.EQUITY

During the six months ended June 30, 2025, the Company issued 2,934,619 shares of common stock for non-cash payments of accounts payable of $1,330,599, and during the six months ended June 30, 2025 issued 148,334 shares of common stock, for conversion of debt, amounting to $192,573, net of offering costs of $0.

During the six months ended June 30, 2024, the Company issued 41,302 and 22,398 shares of common stock, respectively for acceptance of share subscriptions and conversion of debt, amounting to $42,576 and $107,507, net of offering costs of $0 and $0, respectively.

During the six months ended June 30, 2024, the Company issued 123,200 shares of series B preferred stock, respectively for acceptance of share subscriptions amounting to $267,126, net of offering costs of $40,874. There were no issuance of series B preferred stock for the six months ended June 30, 2025.

For the six months ended June 30, 2025, the Company incurred equity issuance costs of $0. For the six months ended June 30, 2024, the Company incurred equity issuance costs of $40,874. These costs consisted of legal, marketing, accounting, printing, administration, broker-dealer, escrow and filing fees directly related to their respective offerings.

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below sets forth the shares reserved as of June 30, 2025, by the Company for future potential issuance.

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

As of June 30, 2025, the Company had a total of 4,910,518 warrants issued and outstanding each to purchase one share of common stock, exercisable at a range from $0.83 to $7.50 per share for cash and a range length of time to exercise from 0.4 to 5 years. There were 7,975,499 warrants to purchase common stock outstanding as of December 31, 2024.

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below sets forth share options outstanding as of June 30, 2025.

Grant Date	Options Outstanding	Exercise Price	Expiration	Vesting
September 1, 2022	336,114	$ 2.70	August 31, 2027	Equally over 3 years commencing on first anniversary of grant date
October 5, 2023	446,338	4.80	October 14, 2028	Equally over 3 years commencing on first anniversary of grant date
November 1, 2023	83,334	4.80	October 31, 2028	31,112 vest immediately, remaining vest equally over 3 years commencing on first anniversary of grant date
November 22, 2024	66,667	1.47	November 23, 2027	Equally over 3 years commencing on first anniversary of grant date

During the six months ended June 30, 2025 and 2024, the Company recorded share-based compensation expense of $309,354 and $459,968, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded share-based compensation expense of $230,474 and $189,792, respectively.

As of June 30, 2025, the Company had $208,316 of unrecognized share-based compensation costs related to non-vested awards that will be recognized over a weighted average period of 3 years. As of June 30, 2025, 522,857 options have vested, and are exercisable. The options issued during 2022 vest equally over 3 years commencing on the first anniversary of the grant date. Of the options issued during 2023, 31,112 vested immediately on grant date, with the remaining options vesting equally over 3 years commencing on the first anniversary of the grant date.

The following sets forth the outstanding common share options and related activity for the period ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2024	932,453	$ 3.80
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of June 30, 2025	932,453	$ 3.80

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

19.RELATED PARTY TRANSACTIONS

Related party transactions in these consolidated financial statements are as follows:

On September 16, 2020, the Company issued a promissory note to JPMorgan, in the amount of $450,000.  Portions of the note were converted from time to time into Shares until paid in full. JPMorgan is a related party as a significant shareholder holding directly and indirectly, as of June 30, 2025, 2,249,882 common shares (10.17%), and 25,000 common share purchase warrants.

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

For the three and six months ended June 30, 2025, the Company paid sitting and committee fees of $69,000 and $138,000.

During the three and six months ended June 30, 2025, the Company granted shares of its common stock to non-employee directors. These directors are considered related parties under ASC 850 due to their governance positions with the Company. On May 22, 2025, the Company issued an aggregate of 450,000 shares of restricted common stock to its non-employee directors under the 2020 Stock Plan. The shares were granted as part of routine board compensation. The restricted shares are subject to vesting over a twelve-month period, and the fair value was determined based on the market price of the Company's common stock on the date of grant. The aggregate grant-date fair value of the shares awarded to directors was $432,990, which will be recognized over the applicable vesting period, in accordance with ASC 718. As of June 30, 2025, a total of 251,613 unvested restricted shares remain outstanding and are scheduled to vest over ten months.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

20.DISAGGREGATED REVENUE

Revenue consisted of the following refined product types sold domestically in the Southwest USA region for the three and six months ended June 30:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Diesel	$1,755,938	$1,524,299	$3,608,873	$5,318,870
Liquid Asphalt	1,400,990	346,076	4,125,288	3,631,543
VGO	1,306,615	691,429	2,931,119	3,474,668
Naphtha	75,996	264,457	196,482	1,340,594
Other	1,933	548,983	12,677	561,899
	$4,541,472	$3,375,244	$10,874,439	$14,327,574

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

21.DISAGGREGATED EXPENSES

Cost of sales consisted of the following for the three and six months ended June 30:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Crude Oil	$2,729,208	$2,444,374	$7,513,308	$10,900,398
Fuels and chemicals	379,887	185,059	811,733	16,273
Freight out	435,180	297,492	1,189,269	1,556,476
Freight in	361,331	172,557	823,715	584,410
Salary and wages	338,683	341,327	629,641	656,781
Depreciation and amortization	311,372	304,227	552,510	236,944
Repairs and maintenance	91,011	80,876	159,641	207,731
Other	11,768	34,921	37,682	84,701
	$4,658,440	$3,860,833	$11,717,499	$14,243,714

General and administrative expenses consisted of the following for the three and six months ended June 30:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Professional fees	$498,987	$9,383	$1,464,073	$537,678
Executive compensation	773,061	592,555	1,406,691	1,251,030
Insurance	160,918	163,854	323,693	336,170
Travel	46,744	68,613	104,148	131,496
Lease and utilities	55,335	56,834	114,610	63,964
Other	35,534	14,402	60,888	56,569
Bank charges	1,501	14,492	6,924	124,637
Licenses	14,102	20,210	15,165	22,684
Auto	34,514	31,035	58,234	55,034
	$1,620,696	$971,378	$3,554,426	$2,579,262

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Professional fees included the following for the three and six months ended June 30:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Business development	$265,183	$(158,115)	$1,002,564	$2,004
Auditor	78,969	45,490	236,974	223,155
Legal	89,967	42,024	83,103	97,399
Membership and subscriptions	31,435	13,806	61,057	40,093
Tax	3,350	-	30,017	-
Environmental	16,493	16,547	21,841	62,638
Investor relations	10,540	41,325	20,742	72,205
Other	3051	8,307	7,774	40,184
	$498,987	$9,383	$1,464,073	$537,678

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

The Company’s chief operating decision maker is the executive officer team. The chief decision maker uses gross profit to evaluate income generated from segment assets in deciding whether to reinvest profits into the refined crude oil segment or into other parts of the entity.

The Company is in the process of developing a second segment, 2020 Resources LLC PR Spring facility which currently is not generating revenues. There continues to be associated development costs which are being capitalized, with a plan to be completed in 2025.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following presents selected financial information with respect to our single reportable segment for the three and six months ended June 30:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June30, 2025	Six Months Ended June 30, 2024
Net sales	$ 4,541,472	$ 3,375,244	$ 10,874,439	$ 14,327,574

Cost of goods sold	4,658,440	3,860,833	11,717,499	14,243,714
Gross margin	(116,968)	(485,589)	(843,060)	83,860

Operating expenses:
General and administrative	1,620,696	971,378	3,554,522	2,579,262
Depreciation and amortization	2,916	1,473	4,944	2,945
Total operating expenses	1,623,612	972,851	3,559,466	2,582,207

Loss from operations	(1,740,580)	(1,458,440)	(4,402,428)	(2,498,347)

Other income (expense):
Interest expense	(318,708)	(2,105,821)	(1,191,176)	(3,414,266)
Loss on extinguishment of debt	29,093	-	(56,660)	(108,887)
Gain on warrant valuation	(174,354)	-	100,626	-
Other income (expense)	(4,101)	26,858	3,472	21,552
Gain on sale of assets	-	(25,075)	3,920	(25,075)
Other expense, net	(468,070)	(2,104,038)	(1,139,818)	(3,526,676)

Loss before provision for income taxes	(2,208,650)	(3,562,478)	(5,542,344)	(6,025,023)

Provision for income taxes	-	-	-	-

Net loss	(2,208,650)	(3,562,478)	(5,542,344)	(6,025,023)

Other comprehensive loss
Exchange loss on translation of foreign operations	(2,097)	-	(1,675)	(8,134)

Net loss and comprehensive loss	$ (2,210,747)	$ (3,562,478)	$ (5,544,019)	$ (6,033,157)

Loss per common share
Basic and diluted	$ (0.10)	$ (0.22)	$ (0.27)	$ (0.37)
Weighted average shares outstanding
Basic and diluted	21,589,413	16,347,767	20,422,497	16,426,722

The segmented assets as of June 30, 2025 are as follows:

	Foreland Refining	2020 Resource LLC	Total
Total assets	$11,091,482	$11,709,079	$22,800,561

The segmented assets as of June 30, 2024 are as follows:

	Foreland Refining	2020 Resource LLC	Total
Total assets	$16,980,073	$11,785,204	$28,738,277

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

23.COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, the Company has the following commitments for two leased land rights of way rentals in Nye County, Nevada, totaling approximately 40 acres:

	Acres	Expiration	Annual Fee
Right-of-Way Grant N-41035	19.66	2054-12-31	$2,850
Right-of-Way Grant N-42414	20.32	2044-12-31	1,129
			$3,979

24.SUBSEQUENT EVENTS

Management performed a review and determined that, except as disclosed elsewhere herein and below, no material events occurred subsequent to June 30, 2025 through August 14, 2025, the date of presentation of these financial statements.

On July 9, 2025, the Company, entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Varie Asset Management LLC, a Nevada limited liability company (“Varie”), pursuant to which Varie has committed to purchase up to $8.125 million of the Company’s common stock, $0.0001 par value per share (the “Common Stock”).

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Varie, and Varie is obligated to purchase, up to $8.125 million of Common Stock. Sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement, including that a registration statement covering the resale of the shares of Common Stock that may be issued under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed (such date on which all of such conditions are satisfied, the “Commencement Date”).

After the Commencement Date, under the Purchase Agreement, the Company may direct Varie to purchase up to 40,000 shares of Common Stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 60,000 shares, provided that the closing sale price of the Common Stock is not below $0.80 on the purchase date; (ii) the Regular Purchase may be increased to up to 80,000 shares, provided that the closing sale price of the Common Stock is not below $1.00 on the purchase date; and (iii) the Regular Purchase may be increased to up to 100,000 shares, provided that the closing sale price of the Common Stock is not below $2.00 on the purchase date (all of which share and dollar amounts shall be appropriately proportionately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction as provided in the Purchase Agreement). In each case, Varie’s maximum commitment in any single Regular Purchase may not exceed $300,000. The purchase price per share (“Purchase Price”) means, with respect to any Regular Purchase made, ninety-seven percent (97%) of the lower of: (i) the lowest sale price on the applicable purchase date for such Regular Purchase and (ii) the arithmetic average of the three (3) lowest closing sale prices for the Common Stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date for such Regular Purchase (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

transaction that occurs on or after the date of the Purchase Agreement).  Notwithstanding the foregoing, the Purchase Price shall not be less than $0.62 per share.

Varie has no right to require the Company to sell any shares of Common Stock to Varie, but Varie is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its Common Stock to Varie under the Purchase Agreement if it would result in Varie beneficially owning more than 9.99% of its Common Stock. There are no upper limits on the price per share that Varie must pay for shares of Common Stock.

As consideration for its commitment to purchase shares of Common Stock under the Purchase Agreement, the Company issued to Varie 366,260 shares of Common Stock and may issue to Varie up to an additional 183,131 shares of Common Stock (the “Additional Commitment Shares”) in connection with additional purchases of Common Stock by Varie and in an amount of Additional Commitment Shares as calculated pursuant to the Purchase Agreement.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty.

Actual sales of shares of Common Stock to Varie will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Varie has covenanted not to cause or engage in, in any manner whatsoever, any direct or indirect short selling or hedging of the Common Stock.

The Company has agreed to pay Varie $12,000 per month commencing on the Commencement Date and continuing during the term of the Purchase Agreement, provided Regular Purchases may be made during any such month.

On July 24, 2025, Foreland issued a secured promissory note in the principal amount of $1,000,000 (“Note”) to KF Business Ventures, LP (“KFBV”).  In connection with the issuance of the Note, the Company will issue: (i) five hundred thousand (500,000) shares of common stock to KFBV, and (ii) warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.70 per share for a period of five years from the note issuance date as an additional incentive to enter into the Note with Foreland.  The Note bears interest at a rate of thirty percent (30%) per annum and matures on November 24, 2025.  As security for the Note, the wholly-owned subsidiary, 2020 Resources LLC (“2020 Resources”), entered into a security agreement (“Security Agreement”) with KFBV on July 24, 2025 and the Company and 2020 Resources entered into a guaranty agreement (“Guaranty Agreement”) with KFBV  Additionally, the Company agreed to extend the term of all previous warrants issued to KFBV until July 24, 2029.

On August 4, 2025, Darryl Delwo resigned as Chief Financial Officer of the Company. On August 12, 2025, Marcus Laun, our Executive VP and a director of the Company, was appointed to serve as President and Interim Chief Financial Officer of the Company until his earlier resignation or removal therefrom.

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

We have developed a process for separating oil from oily sands and other oil-bearing solids utilizing a proprietary solvent which we refer to as our ECOSolv technology or the ECOSolv process. The solvent is used in a closed-loop distillation and evaporation circuit which results in up to 99% of the solvent being recoverable for continuous reuse and requires no water. The solvent has demonstrated oil separation rates of up to 95% in bench testing using samples of both mined crushed ore and ground asphalt shingles.

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

Our Financial Condition and Going Concern Issues

As a result of our financial condition, we have included in our condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024, a note indicating that there is significant doubt about the Company’s ability to continue as a going concern. The opinion on the December 31, 2024 audited financial statements from our independent registered public accounting firm for those statements also includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (June 4, 2019) through June 30, 2025, we have incurred accumulated net losses of $35,054,876. To address our going concern, we aim to increase revenues by securing greater volumes of crude oil for our Foreland refinery, which should enhance our contribution margin. Additionally, we are pursuing opportunities to reduce debt service through refinancing or repayment of existing obligations, establish strategic partnerships, and raise capital through equity or debt offerings, or a combination of these actions. Given our current revenue and cash usage levels, we have pressing working capital needs that necessitate raising funds through equity or debt issuance, coupled with efforts to boost revenue and control operating expenses. However, there is no guarantee that we will be able to raise sufficient capital, grow revenues, and generate the cash flow needed to meet our operating expenses and capital requirements effectively.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Introduction

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2025 and 2024, respectively. We have derived this data from our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We had net sales of $4,541,472 and $10,874,439 for the three and six months ended June 30, 2025, compared to $3,375,244 and $14,327,574 for the three and six months ended June 30, 2024. Our net sales were $10,874,439 for the six months ended June 30, 2025, compared to $14,327,574 for the six months ended June 30, 2024. Our cost of goods sold for the three months ended June 30, 2025, were $4,658,440, compared to $3,860,833 for the three months ended June 30, 2024. Year to date cost of goods sold of $11,717,499 for the six months ended June 30, 2025, compared to $14,243,714 for the six months ended June 30, 2024. Cost of goods sold does not change directly with sales due to certain fix cost allocations across significantly lower production barrels. The significant decrease in our sales were the direct result of the company’s challenges associated with regaining supply streams disrupted in May and June 2024 as a result of the Foreland Refinery outage, disruption and refurbishment in 2024. Additionally, WTI pricing fell from $87 per barrel on April 5, 2024, to $68 per barrel on June 30, 2025, which corresponded with reduced pricing in the end sales products.

Our operating expenses were $1,623,612 for the three months ended June 30, 2025, compared to $971,851 for the three months ended June 30, 2024. Year to date operating expenses were $3,559,466 for the six months ended June 30, 2025, compared to $2,579,207 for the six months ended June 30, 2024. Our operating expenses consisted of General and Administrative, non-cash charges associated with Share-Based Payments, Depreciation and Amortization, and Foreign Exchange rate changes with the Canadian Dollar.

Net Sales and Net Income (Loss)

Our net sales, costs of goods sold, gross profit, operating expenses, other income (expense) and net loss for the three months and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June30, 2025	Six Months Ended June 30, 2024
Net sales	$ 4,541,472	$ 3,375,244	$ 10,874,439	$ 14,327,574

Cost of goods sold	4,658,440	3,860,833	11,717,499	14,243,714
Gross margin	(116,968)	(485,589)	(843,060)	83,860

Operating expenses:
General and administrative	1,620,696	971,378	3,554,522	2,579,262
Depreciation and amortization	4,078	1,476	4,944	2,945
Total operating expenses	1,623,612	972,851	3,559,466	2,582,207

Loss from operations	(1,740,580)	(1,458,440)	(4,402,526)	(2,498,347)

Other income (expense):
Interest expense	(318,708)	(2,105,821)	(1,191,176)	(3,414,266)
Gain (loss) on extinguishment of debt	29,093	-	(56,660)	(108,887)
Gain (loss) on warrant valuation	(174,354)	-	100,626	-
Other income (expense)	(4,101)	26,858	3,472	21,552
Gain (loss) on sale of assets	-	(25,075)	3,920	(25,075)
Other expense, net	(468,070)	(2,104,038)	(1,139,818)	(3,526,676)

Loss before provision for income taxes	(2,208,650)	(3,562,478)	(5,542,344)	(6,025,023)

Provision for income taxes	-	-	-	-

Net loss	(2,208,650)	(3,562,478)	(5,542,344)	(6,025,023)

Other comprehensive loss
Exchange loss on translation of foreign operations	(2,097)	-	(1,675)	(8,134)

Net loss and comprehensive loss	$ (2,210,747)	$ (3,562,478)	$ (5,544,019)	$ (6,033,157)

Loss per common share
Basic and diluted	$ (0.10)	$ (0.21)	$ (0.25)	$ (0.36)
Weighted average shares outstanding
Basic and diluted	22,110,161	16,981,412	22,110,161	16,981,412

Net Sales

The following table shows net sales by category for the three and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change
Diesel	$1,755,938	$1,524,299	15%	$3,608,873	$5,318,870	(32%)
Liquid Asphalt	1,400,990	346,076	305%	4,125,288	3,631,543	14%
VGO	1,306,615	961,429	89%	2,931,119	3,474,668	(16%)
Naphtha	75,996	264,457	(71%)	196,482	1,340,594	(85%)
Other	1,933	548,983	(100%)	12,677	561,889	(98%)
	$4,541,472	$3,375,244	35%	$10,874,439	$14,327,574	(24%)

We had net sales of $4,541,472 for the three months ended June 30, 2025, compared to $3,375,244 for the three months ended June 30, 2024, an increase of $1,166,228. Year to date net sales of $10,874,439 for the six months ended June 30, 2025, compared to $14,327,574 for the three months ended June 30, 2024, a decrease of $3,453,135. The decline in net sales for the second quarter of 2025 compared to the prior period was primarily due to the Company’s challenges associated with regaining supply volumes previously disrupted in May and June 2024 as a result of the Foreland Refinery outage, disruption and refurbishment in 2024. Additionally, WTI pricing fell from $87 per barrel on April 5, 2024, to $68 per barrel on June 30, 2025, which corresponded with reduced pricing in the end sales products.

Beginning in late June 2025, the Company’s production was limited due to crude supplier disruptions and delays in completing certain maintenance activities. The Company expects production to resume in August 2025.

Cost of Goods Sold

The following table shows cost of goods sold by category for the three and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change
Crude oil	$2,729,208	$2,444,374	12%	$7,513,308	$10,900,398	(31%)
Fuels and chemicals	379,887	185,059	105%	811,733	16,273	4,888%
Freight out	435,180	297,492	46%	1,189,269	1,556,476	(24%)
Freight in	361,331	172,557	109%	823,715	584,410	41%
Salary and wages	338,683	341,327	(1%)	629,641	656,781	(4%)
Depreciation and amortization	311,372	304,227	2%	552,510	236,944	133%
Repairs and maintenance	91,011	80,876	13%	159,641	207,731	(23%)
Automobile	-	-	-	-	-	-
Other	11,768	34,921	(66%)	37,682	84,701	(56%)
	$4,658,440	$3,860,833	21%	$11,717,499	$14,243,714	(18%)

Our cost of goods sold for the three months ended June 30, 2025 was $4,659,001 compared to $3,860,833 for the three months June 30, 2024, an  increase of $798,168. Our year to date cost of goods sold for the six months ended June 30, 2025, was $11,717,499 compared to $14,243,714 for the six months June 30, 2024, a decrease of $2,526,207. Gross profit for the three months ended

June 30, 2025 was a negative $117,529, compared to negative $485,589 for the three months ended June 30, 2024, a decrease of $368,060 for the comparative period. Our gross profit for the six months ended June 30, 2025, was a negative $843,060, compared to $83,860 for the six months ended June 30, 2024, a decrease of $926,920 for the comparative period. The decline in cost of sales for the six months ended June 30, 2025 presented compared to the prior periods was primarily due to the decline in net sales described above and the contribution margin covering more fixed costs within cost of goods sold.

Cost of goods sold as a percentage of net sales was 103% for the three months ended June 30, 2025, compared to 114% for the three months ended June 30, 2024. Our year to date cost of goods sold as a percentage of net sales was 108% for the six months ended June 30, 2025, compared to 99% for the six months ended June 30, 2024. The increased cost as a percentage of revenues was due to the Company continuing to regain supply streams as a result of the refurbishment of the Foreland refinery in 2024.

General and Administrative

The following table shows general and administrative expenses by category for the three and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change
Executive compensation	$773,061	$592,555	30%	$1,406,691	$1,251,030	12%
Professional fees	498,987	9,383	5218%	1,464,073	537,678	172%
Insurance	160,918	163,854	(2)%	323,693	336,170	(4%)
Lease and utilities	55,335	56,834	(3)	114,610	63,964	79%
Other	35,534	14,402	147%	58,886	56,569	4%
Travel	46,744	68,613	(32%)	104,148	131,496	(21%)
Bank charges	1,501	14,492	(90%)	6,924	124,637	(94%)
Licenses	14,102	20,210	(30%)	15,165	22,684	(33%)
Automobile	34,514	31,035	11%	58,234	55,034	(6%)
	$1,620,696	$971,378	67%	$3,554,424	$2,579,262	38%

Our general and administrative expenses increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase of $181,000 in executive compensation primarily from new additional directors added and their related directors fees expense, and increased professional fees of approximately $490,000 associated with the Company going public late in fiscal 2024. the increased selling general and administrative costs for the six months ended June 30, 2025 compared to 2024 were also due to a $926,000 increase in professional fees from the Company’s public offering occurring late in 2024 and ongoing public company costs, and an increase in executive compensation of $156,000 from added directors fees associated with going public and the requirement of additional board members.

Other Income (Expense)

Other expense was $468,070 for the three months ended June 30, 2025, compared to $2,104,038 for the three months ended June 30, 2024, a decrease of $1,635,968. In the three months ended June 30, 2025, other income (expense) consisted of interest expense, net of interest expense $318,708, gain on extinguishment of debt $29,093, loss on warrant valuation $174,354, and other expense $4,100. In the three months ended June 30, 2024, other income (expense) consisted of interest expense, net of interest income of $2,105,821, loss on sale of assets of $25,075, offset by other income $26,858. Other expense was $1,139,818 for the six months ended June 30, 2025, compared to $3,526,676 for the six months ended June 30, 2024, a decrease of $2,386,858. In the six months ended June 30, 2025, other income (expense) consisted of interest expense, net of interest income $1,191,176, loss on extinguishment of debt of $56,660, offset by gain on warrant valuation $100,626, gain on sale of assets of $3,920, and other income $3,472. In the six months ended June 30, 2024, other income (expense) consisted of interest expense, net of interest income of $3,414,266, loss on extinguishment of debt of $108,887, loss on sale of assets of $25,075, offset by other income $21,552. The warrant liability is revalued at each reporting date based on changes in the underlying factors influencing the fair value of the warrants, such as the Company’s stock price, volatility, and other market conditions. The Company’s management believes that the non-cash gain recognized in the current period from the remeasurement of warrant liabilities is not reflective of ongoing operating performance. As this item did not occur in the prior-year quarter, it should be evaluated separately when comparing financial results across periods. During the period, the Company incurred significant interest expense related to its term debt. This interest expense is primarily due to the high financing costs associated with the term notes, which were utilized to support ongoing working capital needs and operational expenses. These notes terms, characterized by higher interest rates relative to traditional debt instruments, have resulted in a notable impact on our financial performance for the quarter. This increase in interest expense reflects the financial obligations of maintaining liquidity and funding operations, particularly during a phase of substantial investment in refinery refurbishment and related activities. The Company continues to evaluate its capital structure to optimize costs and enhance financial stability, considering refinancing options and alternative capital sources where feasible.

Net Loss

Net loss was $2,208,650 or a loss of $0.10 per share, for the three months ended June 30, 2025, compared to net loss of $3,562,478 or $0.22 per share, for the three months ended June 30, 2024. Net loss was $5,542,344 or a loss of $0.27 per share, for the six months ended June 30, 2025, compared to net loss of $6,025,023 or $0.37 per share, for the six months ended June 30, 2024.

Our net loss compared to the previous periods net loss was primarily driven by reduced net sales as a result of the reduction in sales as the Company continues to regain supply streams.

Liquidity and Capital Resources

Introduction

We had negative operating cash flows for the six months ended June 30, 2025, but positive cash flows from operations for the three months ended June 30, 2025. Our cash on hand as of June 30, 2025, was $173,795. While we had negative net cash from operations for the six months ended June 30, 2025, our monthly cash flow burn rate for the six months ended June 30, 2025, was $389,884. In connection with the Foreland Refinery acquisition and PR Spring facility retrofit program, we believe we will continue to have material capital expenditures and face long term cash needs. While we anticipate that these needs will be satisfied through the issuance of our debt and/or equity securities until such time as our cash flows from operations will satisfy our cash needs we cannot provide any assurances of such.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2025 and December 31, 2024, respectively, are as follows:

	June 30,	December 31,
	2025	2024	Decrease
Cash	$173,795	$385,116	$(211,321)
Total Current Assets	3,199,332	4,997,373	(1,798,041)
Total Assets	22,800,561	26,947,243	(4,146,682)
Total Current Liabilities	11,723,448	12,398,672	(675,224)
Total Liabilities	14,935,079	15,448,746	(513,667)

Our cash decreased by $211,321 as of June 30, 2025, as compared to December 31, 2024. Our total current assets decreased by $1,798,041 primarily because of a decrease in inventory of $1,149,885, and accounts receivable of $501,376, offset by increase in prepaid expenses of $64,541.

Our total assets decreased by $4,146,682 due to the changes in current assets as well as decreases in restricted cash of $2,127,981, property, plant and equipment of $524,791, and right-of-use assets of $48,842, offset by an increase in oil and gas properties of $352,973.

Our current liabilities as of June 30, 2025 as compared to December 31, 2024, decreased by $692,187 and our total liabilities decreased by $513,667, both primarily as a result of an increase in accounts payable of $182,323, current portion of operating lease of $39,402, current portion of finance lease of $844, notes payable of $244,409, and finance lease liability of $11,935, offset by decreases in lines of credit of $127,094, current maturities of notes payable of $687,036, warrant liability of $100,626, and operating lease liability of $77,824.

The decrease in cash and assets and increase in liabilities, noted above, are due to the losses described above.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

On June 27, 2025, the Company’s wholly owned subsidiary, Foreland Refining Corporation, launched a Regulation Crowdfunding (Reg CF) offering to raise up to $1.235 million to fund working capital and general corporate purposes. As of June 30, 2025, the subsidiary had raised $0 in commitments. Although the Reg CF is being conducted at the subsidiary level, the proceeds are expected to support business lines that may be consolidated into the Company’s operations. The offering is not expected to have a material near-term impact on the Company’s consolidated liquidity position.

Cash Requirements

Our cash on hand as of June 30, 2025, was $173,795. The Company will continue to require additional cash to meet ongoing operational and capital needs. Despite the company’s efforts to increase production capacity at the refinery, as well as ongoing maintenance and refurbishment activities, and the high interest payments, we are not yet generating sufficient cash flow to cover operational costs. The need for cash is driven by both ongoing operating expenses, and costs of indebtedness. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our equity securities, or a combination thereof, until such time as improvements to our cash flows from operations will satisfy our cash flow needs. Management remains committed to securing the necessary resources to ensure the Company can meet its financial obligations and continue executing its long-term objectives.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities for the six months ended June 30, 2025, were $729,401, as compared to cash used of $2,602,375 for the six months ended June 30, 2024. Our net cash used in operating activities for the six months ended June 30, 2025, consisted of a net loss of $5,542,344, favorable working capital changes of $3,137,543, less share based compensation of $309,354, depreciation and amortization of $557,454, amortization of debt issuance costs of $807,636, amortization of right-of-use asset of $48,842, loss on extinguishment of debt of $56,660, and gain on revaluation of warrant liability of $100,626, and gain on sale of assets of $3,920. Our net cash used in operating activities for the six months ended June 30, 2024, consisted of a net loss of $6,025,023, favorable changes in working capital of $883,794 less share-based compensation of $459,968, depreciation and amortization of $369,521, amortization of right-of-use asset of $34,528, and loss on extinguishment of debt of $108,887.

Investing Activities

Our cash flow used in investing activities for the six months ended June 30, 2025 and 2024, was $381,296 and $1,371,716, respectively, a decrease of $990,420. Our investing activities during the six months ended June 30, 2025, consisted of a net increase from proceeds of sale of assets of $14,060, payments for exploration and evaluation assets of $352,973, and payments for property, plant and equipment of $42,383. Our investing activities during the six months ended June 30, 2024, consisted of payments for exploration and evaluation assets of $656,964, and payments for property, plant and equipment of $714,752.

Financing Activities

Our net cash provided by (used in) financing activities for the six months ended June 30, 2025 and 2024, was ($1,226,930) and $4,178,508, respectively, a decrease of $5,405,438. Our cash flows from financing activities during the six months ended June 30, 2025, consisted of proceeds of lines of credit of $8,338,455, proceeds from notes payable of $574,380, offset by payments on lines of credit of $8,465,550, payments on notes payable of $1,670,741, and payments of financing lease of $3,473. Our cash flows from financing activities during the six months ended June 30, 2024, consisted of proceeds of lines of credit of $16,377,043, proceeds from notes payable of $15,054,104, and issuance of preferred stock of $307,921, and issuance of common stock of $1,138,077, proceeds on issuance of stock warrants of $1,258,475, offset by payments on lines of credit of $18,426,517, payments on notes payable of $8,847,174, and payments on debt issuance cost of $1,043,187.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and participation of our principal executive officer and principal financial officer at of June 30, 2025, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2025, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. In August 2025, the Company’s chief financial officer resigned and Marcus Laun was appointed to serve as interim chief financial officer until his earlier resignation or removal therefrom, while the Company searches for a permanent chief financial officer to fill the position.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our management with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

PART II – OTHER INFORMATION

ITEM 1    Legal Proceedings

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months period ended June 30, 2025, we issued an aggregate of 1,050,824 shares of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended.  The Company did not receive any proceeds from the issuance of its shares of common stock as such issuances were made in exchange for services rendered to various parties, as well as for the payment of interest on outstanding promissory notes.

ITEM 3    Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4    Mine Safety Disclosures

Not applicable.

ITEM 5    Other Information

On August 12, 2025, Marcus Laun, our Executive VP and a director of the Company, was appointed to serve as President and Interim Chief Financial Officer of the Company until his earlier resignation or removal therefrom.

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

Sky Quarry Inc.

Dated: August 14, 2025	/s/David Sealock
By:David Sealock
Its:Chief Executive Officer