Form 10-K/A
period 2024-12-31
Sky Quarry Inc.
filed 2025-08-25
CIK 1812447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Sky Quarry Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-K/A for the year ended December 31, 2024, to add the risk factor entitled “Our goodwill may be subject to impairment which could adversely affect our financial condition.” on page 13.  No other changes have been made to the Company’s Annual Report on Form 10-K that was originally filed with the United States Securities and Exchange Commission on March 31, 2025 (the “Original 10-K”), amendment No. 1 to the Original 10-K filed with the United States Securities and Exchange Commission on April 21, 2025 (“10-K/A”), or amendment No. 2 to the Original 10-K filed with the United States Securities and Exchange Commission on May 15, 2025 (“10K/A2”) and the Original 10-K, 10-K/A and 10/KA2 are incorporated by reference herein.

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

Our goodwill may be subject to impairment which could adversely affect our financial condition.

Our goodwill may be subject to impairment if we are unable to achieve the strategic and financial objectives that support its carrying value. As part of our annual qualitative assessment, we evaluated several adverse factors, including delays in scaling our recycled asphalt product, increased input costs, and slower-than-anticipated market adoption. These factors have impacted our ability to meet key performance indicators and strategic milestones discussed in Item 7. herein, including revenue targets, margin expansion, and operational throughput.

While we did not recognize an impairment related to goodwill for the years ended December 31, 2024 and 2023, if these challenges persist or intensify, the estimated fair value of our reporting unit may decline below its carrying amount, requiring a non-cash impairment charge. Such a charge could materially adversely affect our financial results, reduce investor confidence, and limit our flexibility in pursuing future growth initiatives.

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

Sky Quarry Inc.

Notes to Consolidated Financial Statements

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

(2)Includes 1,027,500 shares held directly and 595,547 shares held by Mr. Sealock’s spouse.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2025.

SKY QUARRY INC.

SIGNATURE:

/s/ David Sealock
Name: David Sealock
Title: Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on August 22, 2025.

Signatures	Capacity

/s/ David Sealock	Chief Executive Officer and Director
David Sealock

/s/ Marcus Laun	President, Interim Chief Financial Officer, EVP and Director
Marcus Laun

/s/ Matthew Flemming	Director
Matthew Flemming

/s/ Leo Womack	Director
Leo Womack

/s/ Todd Palin	Director
Todd Palin