Form 10-Q
period 2025-09-30
Sky Quarry Inc.
filed 2025-11-14
CIK 1812447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting		Emerging growth company	☒
company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 13, 2025, there were 24,776,381 shares of common stock, $0.0001 par value, issued and outstanding.

SKY QUARRY INC.

FORM 10 -Q QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

ITEM 1 Financial Statements

Sky Quarry Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2025 and December 31, 2024 (Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS

Current assets:
Cash	$362,517	$385,116
Accounts receivables	204,465	1,123,897
Prepaid expenses and other assets	732,730	339,124
Inventory	1,352,741	3,149,236
Total current assets	2,652,453	4,997,373

Property, plant, and equipment	5,364,916	6,160,318
Oil and gas properties	8,751,917	8,534,967
Restricted cash	818,001	2,929,797
Right-of-use asset	55,613	1,115,785
Goodwill	3,209,003	3,209,003

Total assets	$20,851,903	$26,947,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,433,949	$4,046,319
Current portion of operating lease liability	57,316	38,422
Current portion of finance lease liability	-	16,120
Warrant liability	338,381	459,067
Lines of credit	1,246,359	1,260,727
Current maturities of notes payable	6,479,157	6,578,017
Total current liabilities	12,555,162	12,398,672

Notes payable, less current maturities, net of debt issuance costs	2,835,820	2,000,560
Operating lease liability, net of current portion	-	77,824
Finance lease Liability, net of current portion	-	971,690
Total liabilities	15,390,982	15,448,746

Commitments and contingencies

Shareholders’ Equity:
Common stock $0.0001 par value: 100,000,000 shares authorized: 22,110,161 and 19,027,208 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,348	1,903
Additional paid in capital	38,971,784	35,674,391
Accumulated other comprehensive loss	(212,094)	(209,708)
Accumulated deficit	(33,301,117)	(23,968,089)
Total shareholders’ equity	5,460,921	11,498,497

Total liabilities and shareholders’ equity	$20,851,903	$26,947,243

 See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Periods Ended September 30, 2025 and 2024

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2025	2024	2025	2024
Net sales	$1,336,963	$4,846,795	$12,211,402	$19,174,369

Cost of goods sold	2,387,726	4,750,839	14,105,226	18,994,553
Gross margin	(1,050,763)	95,956	(1,893,824)	179,816

Operating expenses:
General and administrative	1,499,470	1,279,636	5,053,896	3,857,418
Depreciation and amortization	2,568	1,472	7,512	4,417
Total operating expenses	1,502,038	1,281,108	5,061,408	3,861,835

Loss from operations	(2,552,801)	(1,185,152)	(6,955,232)	(3,682,019)

Other income (expense):
Loss on issuance of private placement	-	(1,935,934)	-	(1,935,934)
Interest expense	(1,059,148)	(1,320,115)	(2,250,324)	(4,773,663)
Loss on extinguishment of debt	(19,568)	-	(76,228)	(108,887)
Gain on warrant valuation	20,060	-	120,686	-
Other income (expense)	(8,553)	(4,059)	(1,872)	1,085
Loss on disposal of assets	(170,674)	-	(170,058)	(25,075)
Other expense, net	(1,237,883)	(3,260,108)	(2,377,796)	(6,842,474)

Loss before provision for income taxes	(3,790,684)	(4,445,260)	(9,333,028)	(10,524,493)

Provision for income taxes	-	-	-	-

Net loss	(3,790,684)	(4,445,260)	(9,333,028)	(10,524,493)

Other comprehensive loss
Exchange loss on translation of foreign operations	964	-	(711)	(8,134)

Net loss and comprehensive loss	$(3,789,720)	$(4,445,260)	$(9,333,739)	$(10,532,627)

Loss per common share
Basic and diluted	$(0.17)	$(0.25)	$(0.44)	$(0.59)
Weighted average shares outstanding
Basic and diluted	22,949,421	17,819,356	21,274,059	17,819,356

See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Periods Ended September 30, 2025

	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2025	19,027,208	$1,903	$35,674,391	$(23,968,089)	$(209,708)	$11,498,497

Common shares issued for non-cash consideration	2,125,382	212	1,186,384	-	-	1,186,596
Debt converted to common shares	108,334	11	92,073	-	-	92,084
Share based compensation	-	-	78,880	-	-	78,880
Stock warrants issued	-	-	56,660	-	-	56,660
Other comprehensive income	-	-	-	-	422	422
Net loss	-	-	-	(3,333,694)	-	(3,333,694)
Balance March 31, 2025	21,260,924	2,126	37,088,388	(27,301,783)	(209,286)	9,579,445

Common shares issued for non-cash consideration	809,237	81	143,922	-	-	144,003
Debt converted to common shares	40,000	4	100,485	-	-	100,489
Share based compensation	-	-	230,474	-	-	230,474
Stock warrants issued	-	-	21,818	-	-	21,818
Other comprehensive loss	-	-	-	-	(2,097)	(2,097)
Net loss	-	-	-	(2,208,650)	-	(2,208,650)
Balance June 30, 2025	22,110,161	2,211	37,585,087	(29,510,433)	(211,383)	7,865,482

Common shares issued for non-cash consideration	1,279,897	128	481,701	-	-	481,829
Debt converted to common shares	93,750	9	44,991	-	-	45,000
Share based compensation	-	-	237,063	-	-	237,063
Stock warrants issued	-	-	622,942	-	-	622,942
Other comprehensive loss	-	-	-	-	(711)	(711)
Net loss	-	-	-	(3,790,684)	-	(3,790,684)
Balance September 30, 2025	23,483,808	$2,348	$38,971,784	$(33,301,117)	$(212,094)	$5,460,921

See accompanying Notes to Condensed Consolidated Financial Statements

Sky Quarry Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Periods Ended September 30, 2024

	Preferred Stock Outstanding	Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2024	246,021	$246	16,323,091	$1,630	$22,527,264	$(9,239,578)	$(201,505)	$13,088,057
Preferred share subscription, less offering costs	79,000	79	-	-	156,547	-	-	156,626
Common share subscription, less offering costs	-	-	7,969	1	9,309	-	-	9,310
Debt converted to common shares	-	-	3,802	-	18,246	-	-	18,247
Share based compensation	-	-	-	-	270,176	-	-	270,176
Other comprehensive loss	-	-	-	-	-	-	(8,134)	(8,134)
Net loss	-	-	-	-	-	(2,462,545)	-	(2,462,545)
Balance March 31, 2024	325,021	325	16,334,862	1,631	22,981,542	(11,702,123)	(209,639)	11,071,737
Preferred share subscription, less offering costs	44,200	44	-	-	110,456	-	-	110,500
Common share subscription, less offering costs	-	-	51,929	5	122,520	-	-	122,525
Share based compensation	-	-	-	-	189,792	-	-	189,792
Stock warrants issued	-	-	-	-	1,261,739	-	-	1,261,739
Common stock issued on warrant exercise	-	-	225,400	23	693,423	-	-	693,446
Other comprehensive loss	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(3,562,478)	-	(3,562,478)
Balance June 30, 2024	369,221	369	16,612,191	1,659	25,359,472	(15,264,601)	(209,639)	9,887,261
Stock warrants issued	-	-	-	-	796,205	-	-	796,205
Share based compensation	-	-	-	-	74,604	-	-	74,604
Common stock issued on warrant exercise	-	-	838,123	83	2,371,161	-	-	2,371,244
Net loss	-	-	-	-	-	(4,445,260)	-	(4,445,260)
Balance September 30, 2024	369,221	$369	17,450,314	$1,742	$28,601,442	$(19,709,861)	$(209,639)	$8,684,054

See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,333,028)	$(10,524,493)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	546,417	534,572
Depreciation and amortization	873,984	589,267
Amortization of debt issuance costs	1,172,292	2,936,408
Amortization of right-of-use asset	80,920	52,455
Gain on revaluation of warrant liabilities	(120,686)	-
Loss on extinguishment of debt	76,228	108,887
Loss (gain) on sale of assets	170,058	25,075
Loss on issuance of warrants	-	1,936,937
Changes in operating assets and liabilities:
Accounts receivable	919,432	1,988,215
Prepaid expenses and other assets	(149,856)	(179,438)
Inventory	1,796,495	(248,762)
Accounts payable and accrued expenses	2,044,026	(1,784,476)
Operating lease liability	(58,930)	(51,393)
Net cash used in operating activities	(1,982,648)	(4,616,746)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of assets	14,060	-
Purchase of exploration and evaluation assets	(385,356)	(689,992)
Purchase of property, plant, and equipment	(94,295)	(1,209,220)
Net cash used in investing activities	(465,591)	(1,899,212)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds on lines of credit	10,076,552	33,556,317
Payments on lines of credit	(10,090,920)	(34,889,877)
Proceeds from note payable	2,314,980	16,767,738
Payments on note payable	(1,969,382)	(12,216,266)
Payment of debt issuance costs	(15,000)	-
Proceeds from sale of common stock	-	34,025
Debt discount on note payable	-	(1,565,277)
Proceeds on issuance of preferred Stock	-	308,000
Preferred stock offering costs	-	(40,874)
Proceeds on issuance of common stock	-	4,790,597
Common stock offering costs	-	(1,720,619)
Net cash provided by financing activities	316,230	5,023,764

Effect of exchange rate on cash	(2,386)	(8,134)

Increase (decrease) in cash and restricted cash	(2,134,395)	(1,500,328)
Cash and restricted cash, beginning of the period	3,314,913	4,680,836

Cash and restricted cash, end of the period	$1,180,518	$3,180,508

 See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	2025	2024

Supplemental disclosure of cash flow information:

Cash paid for interest	$685,875	$2,964,170
Cash paid for taxes	$14,176	$16,408

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for non-cash consideration	$2,513,838	$-
Acquisition of right-of-use assets through financing lease	$-	$1,022,227
Disposal of right-of-use assets and associated financing lease	$979,252	$979,252
Conversion of debt	$230,985	$18,247

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all the adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2025 and December 31, 2024, the results of operations for the three and nine months ended September 30, 2025 and 2024, and the cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Significant Accounting Policies

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. There have been no changes to these policies during the quarter ended September 30, 2025, that are of significance or potential significant to the Company.

Recently Issued and Adopted Accounting Pronouncements

The Company has reviewed recently issued accounting standard updates and determined that all applicable standards have already been adopted, as disclosed in the Company’s previously filed Annual Report on Form 10-K. Accordingly, there are no new pronouncements requiring adoption in the current interim reporting period.

3.GOING CONCERN

These condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes that the Company will be able to realize its assets and satisfy its liabilities in the normal course of business for the foreseeable future. Management is aware, in making its going concern assessment, of material uncertainties related to events and conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. As of September 30, 2025, the Company has an accumulated deficit of $33,301,117. During the three and nine months ended September 30, 2025, the Company had negative cash flows from operations of $1,253,247 and negative cash flows of $1,982,648, respectively. The Company has received financing and capital through proceeds from notes payable of $2,314,980 during the nine months ended September 30, 2025.

Without additional financing, the Company does not have sufficient operating cash flows to pay for its expenditures and settle its obligations as they mature. Subsequent to September 30, 2025, there is uncertainty in meeting these obligations. The Company does have to raise additional capital in the form of debt, equity and/or warrant exercise proceeds, or a combination thereof, to fund future capital expenditures, retire maturing debt obligations and any possible acquisitions. The Company’s current

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

plan includes closely monitoring its growth and operating expenses, refinancing its current debt with longer term debt with amortization schedules that decrease monthly debt service obligations. These actions are intended to mitigate the going concern uncertainties and support the Company’s growth plans in commercializing its extraction technology. There is no assurance, however, that the Company will be successful in these efforts.

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

4.INVENTORY

Inventory consists primarily of raw crude, chemicals and finished goods. Inventory consisted of the following:

	September 30,	December 31,
	2025	2024
Finished goods	$705,995	$2,345,727
Raw crude	426,206	558,700
Chemicals	220,540	244,809
	$1,352,741	$3,149,236

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

SITLA
Mineral
Lease
Cost
December 31, 2024	$63,800
Additions	-
September 30, 2025	$63,800

Accumulated Amortization
September 30, 2025 and December 31, 2024	$-

Carrying Amounts
September 30, 2025 and December 31, 2024	$63,800

During the nine months ended September 30, 2025, and year ended December 31, 2024, the Company did not record any amortization of the lease rights as operations have not yet commenced.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company (through its subsidiary) holds mineral leases (or the operating rights under leases) covering approximately 5,880 net acres within the State of Utah. Terms of the SITLA Leases are set forth in the table below.

					Annual	Production
					Advance	Royalty
	Gross		Lease Expiry	Annual	Minimum	Rate
Reference	Acres	Net Acres	Date (1)	Rent (2)	Royalty (3)	(4)
ML-49927	4,319.9	4,319.9	5/31/2025	$ 4,320	$ 43,200	6.5%
ML-51705	1,560.0	1,560.0	1/31/2030	1,560	15,600	8.0%

Total	5,879.9	5,879.9		$ 5,880	$ 58,800

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

6.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	September 30,	December 31,
	2025	2024
Buildings	$1,575,000	$1,575,000
Machinery and equipment	6,124,970	6,090,886
Office furniture and equipment	34,401	9,873
	7,734,371	7,675,759
Less: Accumulated depreciation and amortization	(2,369,455)	(1,515,441)
	$5,364,916	$6,160,318

Eagle Springs Refinery consists of tanks, buildings, refining processing equipment, shop, lab and equipment. For Eagle Springs Refinery, each class of property, plant and equipment is estimated to have a useful life of 5 years and are being amortized over a straight-line basis.

Depreciation and amortization expense totaled $316,530 and $250,153 for the three months ended September 30, 2025 and 2024, and $873,984 and $589,267 for the nine months ended September 30, 2025 and 2024, respectively.

7.OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	September 30,	December 31,
	2025	2024
Balance, beginning of period	$8,534,967	$7,745,205
Disposal	(252,334)	-
Additions	469,284	789,762
Balance, end of period	$8,751,917	$8,534,967

Oil and gas properties, located in the eastern Utah tar sands, includes undeveloped lands, unproved properties, research and development equipment, mining equipment and seismic costs where management has not fully evaluated for technical feasibility and commercial viability.

As of September 30, 2025, the Company holds oil and gas assets representing more than 10% of the total assets, which are primarily the PR Spring facility costs, which includes all direct costs incurred

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

to acquire or construct the assets, including tanks, buildings, extraction processing equipment, shop, lab and equipment. The costs of the PR Spring facility under construction are capitalized as part of oil and gas properties. These costs include direct materials, labor, and overhead attributable to the construction activities. As the facility is not yet operational, depreciation has not commenced. The construction project is classified as "construction in progress" until the PR Spring facility is placed into service. Once the asset is ready for its intended use, depreciation will begin based on its estimated useful life. The Company evaluates oil and gas properties for impairment in accordance with ASC 360-10-35. If indicators of impairment arise, the Company will assess the recoverability of the asset’s carrying value by comparing the asset’s carrying amount to the undiscounted future cash flows expected to be generated by the asset. If impairment is identified, the asset will be written down to its fair value. As of September 30, 2025, the Company has determined that there has been no impairment of the PR Spring facility under construction, as there are no indicators suggesting a decline in the asset's recoverable value. The Company has no proved reserves, and there have been no significant changes in reserves during the reporting period. The capitalized costs related to these oil and gas assets amount to $8,751,917 recorded at full cost, are not being depreciated and amortized as the facility is still under construction. Additions during the nine months ended September 30, 2025 and December 31, 2024, relate to development and construction of the extraction facility at PR Spring. There were no costs associated with well exploration during the periods ended September 30, 2025 or December 31, 2024, respectively. Disposals were $252,334 and $0 in the periods ended September 30, 2025 or December 31, 2024, respectively.

PR Springs has not commenced active extraction of reserves. Consequently, the Company is not required to provide reserve quantities or future cash flow disclosures in accordance with ASC 935-235-50-2. Based on our analysis of the asset group, we have determined that no impairment is necessary as of the reporting date. The carrying amounts of the development-stage extraction facility and related oil and gas properties are fully supported by projected future cash flows, which are derived from reasonable and supportable assumptions regarding commodity prices, expected production rates, and operating costs once the assets are operational. Additionally, no significant adverse changes in the economic environment, regulatory landscape, or project costs have occurred to suggest that the recoverable amount of these assets is less than their carrying value. As such, the assets continue to meet the criteria for capitalization, and no impairment loss has been recognized in accordance with ASC 360-10-35. Further, under ASC 932-360-35-19, the impairment analysis specifically considers the recoverability of costs capitalized for oil and gas properties in the development phase. As these costs are expected to be recoverable through future production, no impairment charge was required as of September 30, 2025 or December 31, 2024.

8.RIGHT-OF-USE ASSET AND LEASE LIABILITY

The Company currently leases office space, which are classified as operating leases, and leases remote camp accommodations which are classified as finance leases under ASC 842.

The components of operating lease expense, associated with the Company’s leasing of office space, consisted of amortization of the right-of-use asset of $58,089 and $52,455 during the nine months ended September 30, 2025 and 2024, respectively, and accretion of the lease liability of $6,411 and $12,045 for the nine months ended September 30, 2025 and 2024, respectively.

The weighted average remaining lease term in years was .67 and 1.67 as of September 30, 2025 and 2024, respectively. The weighted average discount rate as of September, 2025, and 2024, was 10.25%.

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table reconciles the undiscounted future cash flows for the next five years and thereafter to the operating lease liabilities recorded within the condensed consolidated balance sheet as of September 30, 2025:

2025 (Remainder)	$22,139
2026	36,898
Total lease payments	59,037
Less: amounts representing interest	(1,721)
Present value of lease liabilities	$57,316

The Company previously leased remote accommodation camps under finance lease agreements. During the third quarter of 2025, the Company terminated its fiancé lease arrangement, and all associated right-of-use assets and lease liabilities were fully derecognized as of September 30, 2025. No termination payments were made in connection with the early termination.

The components of finance lease expense, associated with the Company’s leasing of remote accommodation camps, consisted of amortization of the right-of-use asset of $65,285 and $90,421 during the nine months ended September 30, 2025 and 2024, respectively, and accretion of the lease liability of $2,357 and $11,042 during the nine months ended September 30, 2025 and 2024, respectively.

The weighted average remaining lease term in years was 0 and 1 as of September 30, 2025 and 2024, respectively. The weighted average discount rate as of September 30, 2025, was 10.25%.

Amortization expense on financing leases is included as part of general and administrative expenses on the statement of operations. The total lease expense recognized on the statement of operations is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

Included in the total lease payments are approximately $36,837 in demobilization costs associated with the decommissioning and removal of the remote accommodation camps at the end of the lease term. These costs have been capitalized as part of the lease liability and right-of-use asset and were recognized over the term of the lease.

9.GOODWILL

Goodwill is derived from the acquisition of Foreland in 2022. Goodwill recognized from the acquisition was $3,209,003.

10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Trade accounts payable	$2,303,917	$2,777,698
Accrued expenses	2,074,966	1,220,373
Accrued vacation	55,033	45,859
Sales tax payable	33	2,389
	$4,433,949	$4,046,319

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.WARRANT LIABILITY

The details of warrant liability transactions for the nine months ended September 30, 2025 and December 31, 2024, are as follows:

	September 30,	December 31,
	2025	2024
Beginning balance	$459,067	$-
Fair value upon issuance of warrants	-	1,936,937
Change in fair value	(120,686)	(1,477,870)
Ending balance	$338,381	$459,067

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

During the three and nine months ended September 30, 2025, the Company recognized change in fair value of the warrant liability of $20,060 and $(120,686). As of December 31, 2024, the fair value of the warrant liability was $459,067.

All changes in the fair value of the warrant liabilities are recognized as a change in fair value of warrant liability in the Company’s consolidated statements of operations until they are either exercised or expire.

The warrant liabilities for the Common Warrants were valued using a Black Scholes pricing model with the following weighted average assumptions:

	September 30,	December 31,
	2025	2024
Stock price	$0.62	$1.28
Risk-free interest rate	3.74%	4.38%
Expected volatility	165%	85%
Expected life (in years)	3.9	4.4
Expected dividend yield	-	-
Fair value of warrants	$338,381	$459,067

12. LINES OF CREDIT

	September 30,	December 31,
	2025	2024
Invoice purchase and security agreement	$1,246,359	$743,482
Inventory finance rider	-	517,245
	$1,246,359	$1,260,727

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

13.DEBT

Debt consisted of the following:

			Principal	Principal
		Effective	Balance	Balance
Lender /		Interest	September 30,	December 31,
Merchant	Maturity Date	Rate	2025	2024
Libertas #6	December 6, 2024	58%	$2,393,381	$2,602,031
Private Lender A	March 2, 2025	20%	1,391,182	1,216,818
Libertas #5	November 29, 2024	58%	1,192,082	1,398,582
Private Lender A	November 24, 2025	30%	1,056,811
LendSpark #3	March 4, 2025	68%	543,150	1,058,744
LendSpark #4	December 4, 2024	68%	409,487	688,468
Libertas #7	January 7, 2025	66%	384,675	591,175
ACMO USOS LLC	March 15, 2021	15%	191,699	191,699
Libertas #4	September 12, 2024	68%	94,549	301,049
USA SBA	March 1, 2026	1%	15,888	44,474
Libertas #8	March 6, 2025	68%	-	190,140
			7,672,904	8,283,180
Less: Unamortized debt issuance costs			(1,255,385)	(1,796,687)
			$6,417,519	$6,486,493

As of September 30, 2025, the maturity date of debt is as follows:

Due in less than one year	$7,672,904
Due in more than one year	-
Less: Unamortized debt issuance costs	(1,255,385)
$6,417,519

The past due debt referred to above is owed to Libertas Funding LLC in the amount of $4,064,686 and is owed to LendSpark the amount of $952,637. Provided that neither Libertas nor LendSpark Corporation commence foreclosure proceedings against us, we do not expect any adverse impact on our operations as a result of our past due debt.

The debt terms related to private lenders are as follows:

On September 9, 2025, Foreland entered into a one month forebearance agreement with Lendspark Corporation to forebear foreclosing the debt from August 1, 2025 to August 31, 2025 in exchange for 100,000 shares of SkyQuarry common stock.  The expense was recognized as interest in September 2025 with a value of $61,270 based on recent common stock sales for cash of $0.61 per share.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On July 24, 2025, the Company entered into a business loan with KF Business in the amount of $1,000,000. This loan carries a rate of 30% and matures on November 24, 2025 and is secured by all assets of 2020 Resources. As an inducement for advancing the note, the lender was issued 500,000 shares valued at the market price of $0.668 per share in addition to 2,000,000 share purchase warrants, each granting the holder the right to purchase one common share of the company at a price of $0.70 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants and shares issued were recorded separately as debt discount and amortized over the term of the debt.

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

On May 16, 2024, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $900,000 (LendSpark #4). The loan is repaid in 40 equal weekly payments of $30,750 for total repayment of $1,215,000. The loan is secured by all of the assets of Foreland. As an inducement for advancing the note, the lender was issued 100,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of three years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On April 25, 2025, as an inducement to negotiate and enter into a forbearance agreement the amount owing was increased by $32,108. This forbearance expired August 31, 2025.

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

LIABILITY FOR SALE OF FUTURE REVENUES

As of September 30, 2025, the Company is party to several agreements related to the sale of future revenues with Libertas Funding, LLC (“Libertas”), a total of five agreements remain outstanding and two agreements have been terminated. The agreements, summarized below, contain substantially the same terms and conditions and grant a continuing security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables.

Interest and discounts related to the agreements are amortized to expense over the estimated term of the agreements, which is anticipated to be between 10 to 12 months from the funding of each agreement. During the nine months ended September 30, 2025, the Company amortized an aggregate of $2,588,173 of discount, respectively, to interest expense. Unamortized interest and discounts in the aggregate is $901,034 as of September 30, 2025. The interest expense is recorded using the effective interest method. Subsequent to September 30, 2024, as an inducement to a reduction in payment the lender was issued 375,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as debt and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On December 30, 2024, as further inducement to a reduction in payment, the warrant agreement was amended to reduce the price to $0.83 per share.

On May 16, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $665,000 of future sales receipts (“Libertas #8”) for gross proceeds of $500,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $15,833 until the amount sold is extinguished. As an inducement for advancing the note, the lender was issued 375,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.50 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On December 30, 2024, as further inducement to a reduction in payment the warrant agreement was amended to reduce the price to $0.83 per share. This amendment was classified as debt and the incremental fair value warrants were recorded to interest expense. As of September 30, 2025, a total of $0, exclusive of debt discounts, remained outstanding.

On February 19, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,386,000 of future sales receipts (“Libertas #7”) for gross proceeds of $1,018,500. Under the agreement, Foreland will make weekly delivery of receivables not less than $30,000 until the amount sold is extinguished. As of September 30, 2025, a total of $384,675, exclusive of debt discounts, remained outstanding.

On January 18, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $4,224,000 of future sales receipts (“Libertas #6”) for gross proceeds of $3,300,000, of which $884,667 was used to pay off the Libertas September 14, 2023 agreement. Under the agreement, Foreland will make weekly delivery of receivables not less than $91,429 until the amount sold is extinguished. As of September 30, 2025, a total of $2,393,381, exclusive of debt discounts, remained outstanding.

On January 11, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,268,582 of future sales receipts (“Libertas #5”) for gross proceeds of $2,056,916, of which $796,916 and $1,260,000 was used to pay off the Libertas May 17, 2023 and June 30, 2023 agreements respectively. Under the agreement, Foreland will make weekly delivery of receivables not less than $56,988 until the amount sold is extinguished. As of September 30, 2025, a total of $1,192,082, exclusive of debt discounts, remained outstanding.

On October 25, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,731,660 of future sales receipts (“Libertas #4”) for gross proceeds of $1,302,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $37,482 until the amount sold is extinguished. As of September 30, 2025, a total of $95,549, exclusive of debt discounts, remained outstanding.

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

As of September 30, 2025, the Company had the following unamortized debt discounts related to the Libertas agreements:

		Gross	Unamortized
Lender	Date Issue	Discount	Discount
Libertas #4	October 25, 2023	$449,737	$23,460
Libertas #5	January 11, 2024	575,936	260,768
Libertas #6	January 18, 2024	990,000	523,552
Libertas #7	February 19, 2024	397,500	93,255
Libertas #8	May 16, 2024	175,000	-
		$2,588,173	$901,035

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

Mandatorily redeemable preferred stock:

			Principal	Principal
		Effective	Balance	Balance
	Maturity	Interest	September 30,	December 31,
Lender / Merchant	Date	Rate	2025	2024
Private Lender F	October 2, 2030	10%	179,500	-
Private Lender F	October 2, 2030	10%	117,500	-
			297,000	-
Less: Unamortized debt issuance costs			(18,412)	-
			$278,588	$-

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2025, the maturity date of the mandatorily redeemable preferred shares is as follows:

Due in less than one year	$-
Due in more than one year	297,000
Less: Unamortized debt issuance costs	(18,412)
$278,588

On July 22, 2025, Foreland received $159,211 (net of fees) in funding from issuance of preferred shares in Foreland Refinery of $179,500.  The company issued 1,795 of preferred shares in Foreland Refining valued at the market price of $100 per share which are automatically redeemed after five years. This agreement has a term of 5 years, with interest/dividends accrued annually at a rate of 10%.  The preferred shares are classified as notes payable on the balance sheet as of September 30, 2025.

On August 7, 2025, Foreland received $103,856 (net of fees) in funding from issuance of preferred shares in Foreland Refinery of $117,500. The company issued 1,175of preferred shares in Foreland Refining valued at the market price of $100 per share which are automatically redeemed after five years.   This agreement has a term of 5 years, with interest/dividends accrued annually at a rate of 10%. The preferred classified as notes payable on the balance sheet as of September 30, 2025.

In July 2025, the Company’s wholly-owned subsidiary, Foreland Refining Corporation (“Foreland”), commenced an offering of its Series A 10% Redeemable Preferred Stock (“Preferred Stock”) pursuant to Regulation C (“Reg CF Offering”).  On October 1, 2025, Foreland completed the sale of 1,182 shares of Preferred Stock for aggregate proceeds to date from the Reg CF Offering of $416,700 from the sale of 4,167 shares of Preferred Stock.  Foreland intends to continue to sell shares of its Preferred Stock pursuant to the terms of the Reg CF Offering.

Pursuant to the terms of the Reg CF Offering, Foreland is offering up to $1,235,000 of its Preferred Stock at a price of $100.00 per share.  The material terms of the Preferred Stock are set forth below:

The Preferred Stock carries an annual dividend payment of ten percent (10%) (“Preferred Dividend”). The dividend on the Preferred Stock shall accrue, beginning from the date of issuance. Preferred Dividends shall be computed on the basis of the actual number of days elapsed and a 365-day year. The Preferred Dividends shall accrue and be paid to the holder of the Preferred Stock within fifteen (15) days of the end of each calendar year.  The Preferred Stock will be senior preferred equity of Foreland and contain customary provisions restricting the payment of dividends on, and the repurchase of, junior and pari passu equity at any time when all Preferred Dividends on the Preferred Stock have not been paid in full in cash.

The Preferred Stock is not convertible into shares of Foreland’s common stock and does not have any voting rights.

Holders of the Preferred Stock shall receive a royalty of $0.75 (for every $1 million of Preferred Stock, prorated for lesser amounts) per barrel of crude oil refined and sold by Foreland at all times while the Preferred Stock is outstanding (“Royalty Payment”).  The Royalty Payment shall be paid to the holders of the Preferred Stock within thirty (30) days of Foreland’s annual financial statements being audited and filed with the SEC as part of its parent company’s, Sky Quarry Inc. (“Sky Quarry” or “Parent Company”), obligations to file a Form 10-K with the SEC (“Royalty Payment Date”).  The amount of the annual Royalty Payment shall not exceed an aggregate return of more than twenty-five percent (25%) per annum to the holders of the Preferred Stock, inclusive of the annual 10% Preferred Dividend.

The Preferred Stock shall be redeemed by Foreland on the date that is five (5) years after the date of issuance (“Automatic Redemption Date”) at a price equal to the liquidation preference.  If the Preferred Stock is redeemed prior to the Automatic Redemption Date between the date of issuance and the date that is: (i) thirty-six (36) months thereafter, the Preferred Stock may be redeemed by Foreland in whole or in part in its sole discretion at a price equal to 110% of the liquidation

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

preference; (ii) between thirty-six (36) months and forty-eight (48) months after the issuance of the Preferred Stock, the Preferred Stock may be redeemed by Foreland in whole or in part in its sole discretion at a price equal to 105% of the liquidation preference; or (iii) between forty-eight (48) months after the issuance of the Preferred Stock and the Automatic Redemption Date, the Preferred Stock may be redeemed by Foreland in whole or in part in its sole discretion at a price equal to 103% of the liquidation preference. If the Preferred Stock is redeemed prior to the Automatic Redemption Date, the holder of the Preferred Stock shall be entitled to their Royalty Payment through the date of redemption.

14. CONVERTIBLE DEBENTURES

			Principal Due	Principal Due
		Interest	September 30,	December 31,
Lender	Maturity Date	Rate	2025	2024
Private Lender C	November 24, 2026	9%	$2,095,882	$2,092,084
Private Lender D	July 16, 2025	5%	61,637	-
Private Lender E	August 31, 2027	12%	176,842	-
Private Lender E	May 22, 2027	12%	156,570
Private Lender E	July 21, 2027	12%	127,939
			$2,618,870	$2,092,084

On November 24, 2023, the Company issued a promissory note in the amount of $2,000,000, convertible at the election of the holder into shares of common stock at an exercise price of $1.60 per share prior to the reverse split and $4.80 post reverse split, with a maturity date of November 24, 2026. The note has a term of thirty-six months and bears interest at a rate of 9% per annum payable semi-annually, with any outstanding interest and principal due on maturity. On April 30, 2024, the note holder elected to convert the accumulated interest as of December 31, 2023 totaling $18,247 to 3,802 shares of common stock. On June 30, 2024, elected to convert the accumulated interest totaling $89,260 to 18,596 shares of common stock. On March 16, 2025, elected to convert the accumulated interest totaling $92,073 to 108,334 shares of common stock. On September 9, 2025, the holder elected to convert the accumulated interest totaling $45,000 to 93,750 shares of common stock.

On April 16, 2025, the Company issued a promissory note in the amount of $100,000, convertible at the election of the holder into shares of common stock at an exercise price of eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading days including and immediately preceding the conversion date, subject to a floor price of $0.40 per share in replacement of current debt. On May 5, 2025, the note holder elected to convert debt in the amount of $79,197 and the accumulated interest as of May 5, 2025, totaling $21,292 into 40,000 shares of common stock.

On May 22, 2025, the Company entered into a promissory note for $150,000 from private lender E. The note is unsecured, bears interest at a rate of 12% per annum, with a maturity date of May 22, 2027. As consideration for advancing the note, the lender was issued warrants to purchase up to 60,000 shares of common stock at a price of $1.25 per share for a period of two years from the date of issuance. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. The promissory note can be converted into common stock of the Company at the holder’s option at a price of $1.25 per

On July 21, 2025, the Company entered into a promissory note for $125,000 from private lender E. This note is unsecured, bears interest at a rate of 12% per annum, with a maturity date of July 21, 2027. As consideration for advancing the note, the lender was issued 50,000 warrants with each warrant granting the holder the right to purchase one common share of the Company at a price of $0.63 per share for a period of two years from the date of issuance. The warrants were classified as equity and the fair value of the warrants were recorded separately as a debt discount and amortized over the term of the debt. The promissory note can be converted into common stock of the Company at the holder’s option at a price of $0.63 per share.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On August 29, 2025, the Company entered into a promissory note for $175,000 from private lender E. This note is unsecured, bears interest at a rate of 12% per annum, with a maturity date of August 29, 2027. As consideration for advancing the note, the lender was issued 70,000 shares purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $0.48 per share for a period of two years from the date of issuance. The warrants were classified as equity and the fair value of the warrants were recorded separately as a debt discount and amortized over the term of the debt. The promissory note can be converted into common stock of the Company at the holder’s option at a price of $0.48 per share.

15.INCOME TAXES

As of September 30, 2025, the Company had U.S. federal net operating loss carryforwards.

The Company considered all positive and negative evidence. Given the caution of Subtopic 30-21 regarding the difficulty in forming a conclusion that a valuation allowance is not needed in the case of cumulative losses, it is the Company’s conclusion that it is more likely than not that the Company’s existing deferred tax assets in the U.S. will not be realized and that a valuation allowance is necessary as of September 30, 2025. Accordingly, the Company has recorded a full valuation allowance of in the U.S. The Company has evaluated all of the negative and positive evidence as of September 30, 2025, and concludes that due to the Company being in a 3-year cumulative loss position, it is more likely than not that the net Canadian deferred tax assets will be not realized. As such, the Company has recorded and maintained a full valuation allowance in Canada.

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

As of September 30, 2025, and December 31, 2024, the Company does not have any unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2025 and December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the nine months ended September 30, 2025 and 2024, totaled 8,415,541 and 7,062,242, respectively.

17.EQUITY

During the three and nine months ended September 30, 2025, the Company issued 1,279,897 and 4,214,516 shares of common stock for non-cash payments of accounts payable of $481,829 and

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

$1,812,428, respectively. During the three and nine months ended September 30, 2025, issued 93,750 and 242,084 shares of common stock, for conversion of debt, amounting to $45,000 and $237,549, net of offering costs of $0, respectively.

During the three and nine months ended September 30, 2024, the Company issued 838,123 and 1,123,421 shares of common stock, respectively, for acceptance of share subscriptions and conversion of debt, amounting to $2,371,245 and $3,206,711, net of offering costs of $1,399,765 and $1,720,619, respectively.

During the three and nine months ended September 30, 2024, the Company issued 0 and 123,200 shares of series B preferred stock, respectively, for acceptance of share subscriptions amounting to $0 and $267,126, net of offering costs of $0 and $40,874, respectively. There were no issuance of series B preferred stock for the three and nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025, the Company incurred equity issuance costs of $0. For the three and nine months ended September 30, 2024, the Company incurred equity issuance costs of $1,399,765 and $1,761,493, respectively. These costs consisted of legal, marketing, accounting, printing, administration, broker-dealer, escrow and filing fees directly related to their respective offerings.

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

The table below sets forth the shares reserved as of September 30, 2025, by the Company for future potential issuance.

Maximum Issuable
Company Stock Option Plan	4,000,000

Common Share Purchase Warrants issued	6,451,927
Shares issuable on exercise of outstanding Offering Warrants issued under the Reg A Offering	609,628
Shares issuable on exercise of outstanding Brokers Warrants issued under the Reg A Offering	48,522
Reservation for conversion of maximum issuable common shares	3,333,333
Shares issuable on exercise of outstanding Brokers Warrants issued under the Reg A Offering	25,714
Reservation for convertible note	566,667
TOTAL SHARES RESERVED FOR ISSUANCE	15,035,791

On June 14, 2024, the Company entered into an engagement agreement with Digital Offering, LLC to provide broker-dealer services in connection with the 2024 Reg A Offering. Under the terms of the engagement letter, the Company will issue a warrant to purchase one share of the Company’s

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of September 30, 2025, the Company had a total of 6,970,531 warrants issued and outstanding each to purchase one share of common stock, exercisable at a range from $0.48 to $7.50 per share for cash and a range length of time to exercise from 0.8 to 5 years. There were 7,975,499 warrants to purchase common stock outstanding as of December 31, 2024.

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

On August 29, 2025, the Company entered into a promissory note for $175,000 from private lender E.  This note is unsecured, bears interest at a rate of 12% per annum, with a maturity date of August 29, 2027.  As consideration for advancing the note, the lender was issued 70,000 warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $0.48 per share for a period of two years from the date of issuance.  The warrants were classified as equity and the fair value of the warrants were recorded separately as a debt discount and amortized over the term of the debt. The promissory note can be converted into common stock of the Company at the holder’s option at a price of $0.48 per share.

On July 21, 2025, the Company entered into a promissory note for $125,000 from private lender E.  This note is unsecured, bears interest at a rate of 12% per annum, with a maturity date of July 21, 2027.  As consideration for advancing the note, the lender was issued 50,000 warrants with each warrant granting the holder the right to purchase one common share of the Company at a price of $0.63 per share for a period of two years from the date of issuance.  The warrants were classified as equity and the fair value of the warrants were recorded separately as a debt discount and amortized over the term of the debt. The promissory note can be converted into common stock of the Company at the holder’s option at a price of $0.63 per share.

On May 22, 2025, the Company entered into a promissory note for $150,000 from private lender E. The note is unsecured, bears interest at a rate of 12% per annum, with a maturity date of May 22, 2027. As consideration for advancing the note, the lender was issued warrants to purchase up to 60,000 shares of common stock at a price of $1.25 per share for a period of two years from the date of issuance. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. The promissory note can be converted into common stock of the Company at the holder’s option at a price of $1.25 per

18.STOCK OPTION PLAN AND RESTRICTED SHARE AWARDS

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 7, 2024, the Company’s board of directors approved, subject to stockholder approval, an amendment to the 2020 Stock Plan to increase the number of shares of common stock of the Corporation available for grant under the plan from 1,666,666 (as adjusted for the 1 for 3 reverse split) to 4,000,000, which the board of directors re-approved on September 2, 2025.

The table below sets forth share options outstanding as of September 30, 2025.

Grant	Options	Exercise
Date	Outstanding	Price	Expiration	Vesting
				Equally over 3 years
September 1,			August	commencing on first
2022	191,669	$ 2.70	31, 2027	anniversary of grant date
				Equally over 3 years
October 5,			October 14,	commencing on first
2023	406,425	4.80	2028	anniversary of grant date
				31,112 vest immediately,
				remaining vest equally over 3
November 1,			October 31,	years commencing on first
2023	83,334	4.80	2028	anniversary of grant date
				Equally over 3 years
November 22,			November	commencing on first
2024	66,667	1.47	23, 2027	anniversary of grant date

During the nine months ended September 30, 2025 and 2024, the Company recorded share-based compensation expense of $546,417 and $534,572, respectively. During the three months ended September 30, 2025 and 2024, the Company recorded share-based compensation expense of $237,063 and $74,604, respectively.

As of September 30, 2025, the Company had $313,061 of unrecognized share-based compensation costs related to non-vested awards that will be recognized over a weighted average period of 3 years. As of September 30, 2025, 573,225 options have vested, and are exercisable. The options issued during 2022 vest equally over 3 years commencing on the first anniversary of the grant date. Of the options issued during 2023, 31,112 vested immediately on grant date, with the remaining options vesting equally over 3 years commencing on the first anniversary of the grant date.

The following sets forth the outstanding common share options and related activity for the period ended September 30, 2025:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share
Outstanding as of December 31, 2024	932,453	$ 3.80
Granted	-	-
Exercised	-	-
Forfeited	(184,358)	$3.53
Outstanding as of September 30, 2025	748,095	$ 3.62

During the nine months ended September 30, 2025, the Company awarded 616,668 shares to certain employees and consultants for services. The shares vest over a one year period, and had an aggregate fair value of $627,169 based on the closing price of the Company’s common stock at the grant date. During the three and nine months ended September 30, 2025 the Company recognized share-based compensation expense of $158,183 and $308,172, respectively, and expects to recognize an additional $318,997 of expense assuming all shares vest through June 2026.

19.RELATED PARTY TRANSACTIONS

Related party transactions in these consolidated financial statements are as follows:

On September 16, 2020, the Company issued a promissory note to JPMorgan, in the amount of $450,000. Portions of the note were converted from time to time into Shares until paid in full.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

JPMorgan is a related party as a significant shareholder holding directly and indirectly, as of September 30, 2025, 2,249,882 common shares (9.58%), and 25,000 common share purchase warrants.

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

·The JPM Agreement terminated immediately upon the listing of the company’s common stock on the Nasdaq stock market in October 2024.

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

After the Commencement Date, under the Purchase Agreement, the Company may direct Varie to purchase up to 40,000 shares of Common Stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 60,000 shares, provided that the closing sale price of the Common Stock is not below $0.80 on the purchase date; (ii) the Regular Purchase may be increased to up to 80,000 shares, provided that the closing sale price of the Common Stock is not below $1.00 on the purchase date; and (iii) the Regular Purchase may be increased to up to 100,000 shares, provided that the closing sale price of the Common Stock is not below $2.00 on the purchase date (all of which share and dollar amounts shall be appropriately proportionately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction as provided in the Purchase Agreement). In each case, Varie’s maximum commitment in any single Regular Purchase may not exceed $300,000. The purchase price per share (“Purchase Price”) means, with respect to any Regular Purchase made, ninety-seven percent (97%) of the lower of: (i) the lowest sale price on the applicable purchase date for such Regular Purchase and (ii) the arithmetic average of the three (3) lowest closing sale prices for the Common Stock

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date for such Regular Purchase (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of the Purchase Agreement). Notwithstanding the foregoing, the Purchase Price shall not be less than $0.62 per share.

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

For the three and nine months ended September 30, 2025, the Company paid sitting and committee fees of $100,430 and $262,025.

During the nine months ended September 30, 2025, the Company granted shares of its common stock to non-employee directors. These directors are considered related parties under ASC 850 due to their governance positions with the Company.

On December 31, 2024, the Company issued an aggregate of 83,334 shares of restricted common stock to its non-employee directors under the 2020 Stock Plan. The shares were granted as part of routine board compensation. The restricted shares are subject to vesting over a twelve-month period, and the fair value was determined based on the market price of the Company’s common stock on the date of grant. The aggregate grant-date fair value of the shares awarded to directors was $95,834 which will be recognized over the applicable vesting period, in accordance with ASC 718.

On January 10, 2025, the Company issued an aggregate of 83,334 shares of restricted common stock to its non-employee directors under the 2020 Stock Plan. The shares were granted as part of routine board compensation. The restricted shares are subject to vesting over a twelve-month period, and the fair value was determined based on the market price of the Company’s common stock on the date of grant. The aggregate grant-date fair value of the shares awarded to directors was $115,826, which will be recognized over the applicable vesting period, in accordance with ASC 718.

On February 28, 2025, the Company issued an aggregate of 83,334 shares of restricted common stock to its non-employee directors under the 2020 Stock Plan. The shares were granted as part of routine board compensation. The restricted shares are subject to vesting over a twelve-month period, and the fair value was determined based on the market price of the Company’s common stock on the date of grant. The aggregate grant-date fair value of the shares awarded to directors was $59,996, which will be recognized over the applicable vesting period, in accordance with ASC 718.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 22, 2025, the Company issued an aggregate of 450,000 shares of restricted common stock to its non-employee directors under the 2020 Stock Plan. The shares were granted as part of routine board compensation. The restricted shares are subject to vesting over a twelve-month period, and the fair value was determined based on the market price of the Company's common stock on the date of grant. The aggregate grant-date fair value of the shares awarded to directors was $432,990, which will be recognized over the applicable vesting period, in accordance with ASC 718. As of September 30, 2025, a total of 378,473 unvested restricted shares remain outstanding and are scheduled to vest over ten months.

20.DISAGGREGATED REVENUE

Revenue consisted of the following refined product types sold domestically in the Southwest USA region for the three and nine months ended September 30:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Diesel	$328,729	$1,992,239	$3,911,820	$7,311,109
Liquid Asphalt	757,664	1,360,534	4,880,933	5,533,302
VGO	197,671	1,233,791	3,128,448	4,708,459
Naphtha	38,822	260,231	235,035	1,600,825
Other	14,077	-	55,166	20,674
	$1,336,963	$4,846,795	$12,211,402	$19,174,369

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

21.DISAGGREGATED EXPENSES

Cost of sales consisted of the following for the three and nine months ended September 30:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Crude Oil	$1,194,132	$2,578,024	$8,707,452	$13,478,422
Fuels and chemicals	327,623	7,530	1,139,356	23,803
Freight out	73,323	379,931	1,262,592	1,936,407
Freight in	89,259	112,376	912,974	696,786
Salary and wages	314,442	552,070	944,082	1,208,851
Depreciation and amortization	313,963	937,173	866,473	1,174,117
Repairs and maintenance	52,880	22,156	212,520	229,887
Other	22,104	161,579	59,777	246,280
	$2,387,726	$4,750,839	$14,105,226	$18,994,553

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

General and administrative expenses consisted of the following for the three and nine months ended September 30:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2025
Professional fees	542,411	382,688	2,006,484	920,378
Executive compensation	661,214	549,061	2,067,905	1,692,269
Insurance	171,507	150,516	495,200	479,600
Travel	706	27,252	104,854	158,748
Lease and utilities	50,052	113,590	164,662	200,090
Other	26,029	9,795	86,917	154,244
Bank charges	11,189	11,840	18,113	136,477
Licenses	(11,987)	13,384	3,178	36,068
Auto	48,349	21,510	106,583	79,544
	1,499,470	1,279,636	5,053,896	3,857,418

Professional fees included the following for the three and nine months ended September 30:

	Three Months	Three Months	Nine Months	Nine Months
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Business development	300,506	119,237	1,303,070	216,636
Auditor	103,072	10,730	340,046	233,885
Legal	75,033	109,624	158,136	149,717
Membership and subscriptions	47,386	(15,906)	108,443	56,299
Investor relations	17,262	98,725	38,004	161,363
Tax	(553)	10,321	29,464	10,320
Environmental	7,478	69,141	29,321	71,145
Other	(7,773)	(19,184)	-	21,013
	542,411	382,688	2,006,484	920,378

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

The Company’s chief operating decision maker is the chief executive officer. The chief decision maker uses gross profit to evaluate income generated from segment assets in deciding whether to reinvest profits into the refined crude oil segment or into other parts of the entity.

The Company is in the process of developing a second segment, 2020 Resources LLC PR Spring facility, which currently is not generating revenues. There continues to be associated development costs which are being capitalized, with a plan to be completed in the summer 2026.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following presents selected financial information with respect to our single reportable segment for the three and nine months ended September 30:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2025	2024	2025	2024
Net sales	$1,336,963	$4,846,795	$12,211,402	$19,174,369

Cost of goods sold	2,387,726	4,750,839	14,105,226	18,994,553
Gross margin	(1,050,763)	95,956	(1,893,824)	179,816

Operating expenses:
General and administrative	1,499,470	1,279,636	5,053,896	3,857,418
Depreciation and amortization	2,568	1,472	7,512	4,417
Total operating expenses	1,502,038	1,281,108	5,061,408	3,861,835

Loss from operations	(2,552,801)	(1,185,152)	(6,955,232)	(3,682,019)

Other income (expense):
Loss on issuance of private placement	-	(1,935,934)	-	(1,935,934)
Interest expense	(1,059,148)	(1,320,115)	(2,250,324)	(4,773,663)
Loss on extinguishment of debt	(19,568)	-	(76,228)	(108,887)
Gain on warrant valuation	20,060	-	120,686	-
Other income (expense)	(8,553)	(4,059)	(1,872)	1,085
Loss on disposal of assets	(170,674)	-	(170,058)	(25,075)
Other expense, net	(1,237,883)	(3,260,108)	(2,377,796)	(6,842,474)

Loss before provision for income taxes	(3,790,684)	(4,445,260)	(9,333,028)	(10,524,493)

Provision for income taxes	-	-	-	-

Net loss	(3,790,684)	(4,445,260)	(9,333,028)	(10,524,493)

Other comprehensive loss
Exchange loss on translation of foreign operations	964	-	(711)	(8,134)

Net loss and comprehensive loss	$(3,789,720)	$(4,445,260)	$(9,333,739)	$(10,532,627)

Loss per common share
Basic and diluted	$(0.17)	$(0.25)	$(0.44)	$(0.59)
Weighted average shares outstanding
Basic and diluted	22,949,421	17,819,356	21,274,059	17,819,356

The segmented assets as of September 30, 2025 are as follows:

	Foreland Refining	2020 Resource LLC	Total
Total Assets	$10,083,593	$10,768,310	$20,851,903

The segmented assets as of December 31, 2024 are as follows:

	Foreland Refining	2020 Resource LLC	Total
Total Assets	$15,065,555	$11,881,688	$26,947,243

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

23.COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company has the following commitments for two leased land rights of way rentals in Nye County, Nevada, totaling approximately 40 acres:

	Acres	Expiration	Annual Fee
Right-of-Way Grant N-41035	19.66	2054-12-31	$2,850
Right-of-Way Grant N-42414	20.32	2044-12-31	1,129
			$3,979

24.SUBSEQUENT EVENTS

Management performed a review and determined that, except as disclosed elsewhere herein and below, no material events occurred subsequent to September 30, 2025 through November 14,, 2025, the date of presentation of these financial statements.

On October 1, 2025, Foreland received $107,120 (net of fees) in funding from issuance of preferred shares in Foreland Refinery of $118,200. The company issued 1,182 of preferred shares in Foreland Refining valued at the market price of $100 per share which are automatically redeemed after five years.  This agreement has a term of 5 years, with interest/dividends accrued annually at a rate of 10%. The preferred shares are classified as notes payable on the balance sheet as of September 30, 2025.

On October 27, 2025, Sky Quarry issued a convertible promissory note to Varie Asset Management in the amount of $100,000 with a 12% per annum interest rate, due on the earlier of April 26, 2026 or the Company’s completion of at least a five million dollar equity raise into the Company. The note is convertible at $0.51 per share. In connection with the loan, the Company issued a warrant to purchase 40,000 shares of its common stock at a fixed exercise price of $0.51 per share fully vested for a two year term expiring October 27, 2027.

On November 4, 2025, at the Company’s Annual Meeting of Stockholders (“Annual Meeting”), the Company’s stockholders approved an amendment to the certificate of incorporation whereby the authorized shares of common stock will be increased from 100,000,000 shares to 2,000,000,000 shares (See Item 5.07 below). All other provisions of the certificate of incorporation remain unchanged. The amendment to the certificate of incorporation was filed with the Secretary of State of the State of Delaware on November 5, 2025, to become effective immediately upon filing.

The Company held its Annual Meeting on November 4, 2025. As of September 10, 2025, the record date for the Annual Meeting, 23,314,603 shares of common stock were issued and outstanding and entitled to vote. A total of 12,534,781 shares were represented in person or by proxy at the meeting, constituting a quorum.

At the Annual Meeting, the Company’s stockholders voted on the following proposals, each of which is described in more detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 17, 2025. The final voting results for each proposal are set forth below.

Proposal 1 – Election of Directors

Stockholders elected four directors to serve until the Company’s next annual meeting of stockholders or until their successors are duly elected and qualified. The results of the voting were as follows:

Nominee Votes: For, Withheld, Broker Non-Votes

Marcus Laun: For 6,261,019 Withheld 3,422,821 Broker Non-Votes 2,850,941

Matthew Flemming: For 6,272,400 Withheld 3,411,440 Broker Non-Votes 2,850,941

Leo Womack: For 6,262,393 Withheld 3,421,447 Broker Non-Votes 2,850,941

Todd Palin: For 6,259,116 Withheld 3,424,724 Broker Non-Votes 2,850,941

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Proposal 2 – Amendment to Certificate of Incorporation to Increase Authorized Common Stock Stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 2,000,000,000 shares. The results of the voting were as follows:

Votes For: 6,081,162

Votes Against: 511,117

Abstain: 3,333,551

Broker Non-Votes: 2,608,951

Proposal 3 – Authorization for the Board to Effect a Reverse Stock Split

Stockholders approved a proposal authorizing the Company’s Board of Directors, in its discretion, to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of not less than 1-for-2 and not more than 1-for-25, with the exact ratio to be determined by the Board of Directors on or before April 30, 2027. The results of the voting were as follows:

Votes For: 8,140,937

Votes Against: 1,047,733

Abstain: 3,346,111

Broker Non-Votes: -0-

Proposal 4 – Amendment to the 2020 Stock Plan

Stockholders approved an amendment to the Company’s 2020 Stock Plan to increase the number of shares of common stock authorized for issuance under the plan from 1,666,667 shares to 4,000,000 shares. The results of the voting were as follows:

Votes For: 5,878,043

Votes Against: 359,121

Abstain: 3,446,675

Broker Non-Votes: 2,850,942

Proposal 5 – Ratification of Appointment of Independent Registered Public Accounting Firm Stockholders ratified the appointment of Tanner LLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. The results of the voting were as follows:

Votes For: 9,033,571

Votes Against: 125,382

Abstain: 3,375,828

Broker Non-Votes: -0-

On November 5, 2025, the Company entered into restricted stock award agreements for the issuance of 1,150,000 shares of common stock to its officers, directors and employees pursuant to the 2020 Stock Plan.

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

Our Financial Condition and Going Concern Issues

As a result of our financial condition, we have included in our condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024, a note indicating that there is significant doubt about the Company’s ability to continue as a going concern. The opinion on the December 31, 2024 audited financial statements from our independent registered public accounting firm for those statements also includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (June 4, 2019) through September 30, 2025, we have incurred accumulated net losses of $33,301,117. To address our going concern, we aim to increase revenues by securing greater volumes of crude oil for our Foreland refinery, which should enhance our contribution margin. Additionally, we are pursuing opportunities to reduce debt service through refinancing or repayment of existing obligations, establish strategic partnerships, and raise capital through equity or debt offerings, or a combination of these actions. Given our current revenue and cash usage levels, we have pressing working capital needs that necessitate raising funds through equity or debt issuance, coupled with efforts to boost revenue and control operating expenses. However, there is no guarantee that we will be able to raise sufficient capital, grow revenues, and generate the cash flow needed to meet our operating expenses and capital requirements effectively.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Introduction

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and nine months ended September 30, 2025 and 2024, respectively. We have derived this data from our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We had net sales of $1,336,963 and $12,211,402 for the three and nine months ended September 30, 2025, compared to $4,846,795 and $19,174,369 for the three and nine months ended September 30, 2024.

Our net sales were $12,211,402 for the nine months ended September 30, 2025, compared to $19,174,369 for the nine months ended September 30, 2024. Our cost of goods sold for the three months ended September 30, 2025, were $2,387,726, compared to $4,750,839 for the three months ended September 30, 2024. Year to date cost of goods sold of $14,105,226 for the nine months ended September 30, 2025, compared to $18,994,553 for the nine months ended September 30, 2024. Cost of goods sold does not change directly with sales due to certain fix cost allocations across significantly lower production barrels. The significant decrease in our sales were the direct result of the company’s challenges associated with regaining supply streams disrupted in May and June 2024 as a result of the Foreland Refinery outage, disruption and refurbishment in 2024. Additionally, West Texas Intermediate pricing fell from $87 per barrel on April 5, 2024, to $63 per barrel on September 30, 2025, which corresponded with reduced pricing in the end sales products.

Our operating expenses were $1,502,038 for the three months ended September 30, 2025, compared to $1,281,108 for the three months ended September 30, 2024. Year to date operating expenses were $5,061,408 for the nine months ended September 30, 2025, compared to $3,861,835 for the nine months ended September 30, 2024. Our operating expenses consisted of General and Administrative, non-cash charges associated with Share-Based Payments, Depreciation and Amortization, and Foreign Exchange rate changes with the Canadian Dollar.

Net Sales and Net Income (Loss)

Our net sales, costs of goods sold, gross profit, operating expenses, other income (expense) and net loss for the three months and nine months ended September 30, 2025 and 2024, were as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2025	2024	2025	2024
Net sales	$1,336,963	$4,846,795	$12,211,402	$19,174,369

Cost of goods sold	2,387,726	4,750,839	14,105,226	18,994,553
Gross margin	(1,050,763)	95,956	(1,893,824)	179,816

Operating expenses:
General and administrative	1,499,470	1,279,636	5,053,896	3,857,418
Depreciation and amortization	2,568	1,472	7,512	4,417
Total operating expenses	1,502,038	1,281,108	5,061,408	3,861,835

Loss from operations	(2,552,801)	(1,185,152)	(6,955,232)	(3,682,019)

Other income (expense):
Loss on issuance of private placement	-	(1,935,934)	-	(1,935,934)
Interest expense	(1,059,148)	(1,320,115)	(2,250,324)	(4,773,663)
Loss on extinguishment of debt	(19,568)	-	(76,228)	(108,887)
Gain on warrant valuation	20,060	-	120,686	-
Other income (expense)	(8,553)	(4,059)	(1,872)	1,085
Loss on disposal of assets	(170,674)	-	(170,058)	(25,075)
Other expense, net	(1,237,883)	(3,260,108)	(2,377,796)	(6,842,474)

Loss before provision for income taxes	(3,790,684)	(4,445,260)	(9,333,028)	(10,524,493)

Provision for income taxes	-	-	-	-

Net loss	(3,790,684)	(4,445,260)	(9,333,028)	(10,524,493)

Other comprehensive loss
Exchange loss on translation of foreign	964	-	(711)	(8,134)
operations

Net loss and comprehensive loss	$(3,789,720)	$(4,445,260)	$(9,333,739)	$(10,532,627)

Loss per common share
Basic and diluted	$(0.17)	$(0.25)	$(0.44)	$(0.59)
Weighted average shares outstanding
Basic and diluted	22,949,421	17,819,356	21,274,059	17,819,356

Net Sales

The following table shows net sales by category for the three and nine month periods ended September 30, 2025 and 2024:

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
Diesel	$328,729	$1,999,239	(84%)	$4,131,383	$7,311,109	(43%)
Liquid Asphalt	757,664	1,353,534	(44%)	4,880,933	5,533,302	(12%)
VGO	197,671	1,233,791	(84%)	2,935,859	4,708,459	(38%)
Naphtha	38,822	260,231	(85%)	235,035	1,600,825	(85%)
Other	14,077	-	-	28,192	20,674	36%
	$1,336,963	$4,846,795		$12,211,402	$19,174,369

We had net sales of $1,336,963 for the three months ended September 30, 2025, compared to $4,846,795 for the three months ended September 30, 2024, a decrease of $3,509,832. Year to date net sales of $12,211,402 for the nine months ended September 30, 2025, compared to $19,174,369 for the three months ended September 30, 2024, a decrease of $6,962,967. The decline in net sales for the third quarter of 2025 compared to the prior period was primarily due to the Company’s challenges associated with regaining supply volumes previously disrupted in May and June 2024 as a result of the Foreland Refinery outage, disruption and refurbishment in 2024. Additionally, WTI pricing fell from $87 per barrel on April 5, 2024, to $63 per barrel on September 30, 2025, which corresponded with reduced pricing in the end sales products.

Beginning in late June 2025, the Company’s production was limited due to crude supplier disruptions and delays in completing certain maintenance activities. The Company expects production to resume in January 2026.

Cost of Goods Sold

The following table shows cost of goods sold by category for the three and nine month periods ended September 30, 2025 and 2024:

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
Crude oil	$1,194,132	$2,578,024	(54%)	$8,707,452	$13,478,422	(35%)
Fuels and chemicals	327,623	7,530	4,251%	1,139,356	23,803	4,687%

Freight out	73,323	379,931	(81%)	1,262,592	1,936,407	(35%)
Freight in	89,259	112,376	(21%)	912,974	696,786	31%
Salary and wages	314,442	552,070	(43%)	944,082	1,208,851	(22%)
Depreciation and amortization	313,963	937,173	(66%)	866,473	1,174,117	(26%)
Repairs and maintenance	52,880	22,156	139%	212,520	229,887	(8%)
Other	22,104	161,579	(86%)	59,777	246,280	(76%)
	$2,387,726	$4,750,839		$14,105,226	$18,994,553

Our cost of goods sold for the three months ended September 30, 2025 was $2,387,726 compared to $4,750,839 for the three months September 30, 2024, a decrease of $2,363,113. Our year to date cost of goods sold for the nine months ended September 30, 2025, was $14,105,226 compared to $18,994,553 for the nine months September 30, 2024, a decrease of $4,889,327. Gross profit for the three months ended September 30, 2025 was a negative $1,050,763, compared to $95,956 for the three months ended September 30, 2024, a decrease of $1,146,719 for the comparative period. Our gross profit for the nine months ended September 30, 2025, was a negative $1,893,824, compared to $179,816 for the nine months ended September 30, 2024, a decrease of $2,073,640 for the comparative period. The decline in cost of sales for the nine months ended September 30, 2025 presented compared to the prior periods was primarily due to the decline in net sales described above and the contribution margin covering more fixed costs within cost of goods sold.

Cost of goods sold as a percentage of net sales was 179% for the three months ended September 30, 2025, compared to 98% for the three months ended September 30, 2024. Our year to date cost of goods sold as a percentage of net sales was 116% for the nine months ended September 30, 2025, compared to 99% for the nine months ended September 30, 2024. The increased cost as a percentage of revenues was due efficiency constraints with the Company continuing to regain supply streams as a result of the refurbishment of the Foreland refinery in 2024.

General and Administrative

The following table shows general and administrative expenses by category for the three and nine month periods ended September 30, 2025 and 2024:

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
Executive compensation	$661,214	$549,061	20%	$2,067,905	$1,692,269	22%
Professional fees	542,411	382,688	42%	2,006,484	920,378	118%
Insurance	171,507	150,516	14%	495,200	479,600	3%
Lease and utilities	50,052	113,590	(56%)	164,662	200,090	(18%)
Other	26,029	6,795	283%	86,917	154,244	(44%)
Travel	706	27,252	(97%)	104,854	158,748	(34%)
Bank charges	11,189	11,840	(5%)	18,113	136,477	(87%)
Licenses	(11,987)	13,384	(190%)	3,178	36,068	(91%)
Automobile	48,349	24,510	97%	106,583	79,544	34%
	$1,499,470	$1,279,636	17%	$5,053,896	$3,857,418	31%

Our general and administrative expenses increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase of $112,153 in executive compensation primarily from new additional directors added and their related directors’ fees expense, and increased professional fees of approximately $159,723 associated with the Company going public late in fiscal 2024. the increased selling general and administrative costs for the nine months ended September 30, 2025 compared to 2024 were also due to a $375,636 increase in executive compensation from the Company’s public offering occurring late in 2024 and ongoing public company costs, and an increase in professional fees of $1,086,106 from added directors fees associated with going public and the requirement of additional board members.

Other Income (Expense)

Other expense was $1,237,883 for the three months ended September 30, 2025, compared to $3,260,108 for the three months ended September 30, 2024, a decrease of $2,022,225. In the three months ended September 30, 2025, other income (expense) consisted of interest expense, net of interest expense $1,059,148, loss on disposal of assets of $170,674, loss on extinguishment of debt $19,568, gain on warrant valuation $20,060, and other expense $8,553. In the three months ended September 30, 2024, other income (expense) consisted of interest expense, net of interest income of $1,320,115, offset by other expense of $4,059.

Other expense was $2,377,796 for the nine months ended September 30, 2025, compared to $6,842,474 for the nine months ended September 30, 2024, a decrease of $4,464,678. In the nine months ended September 30, 2025, other income (expense) consisted of interest expense, net of interest income $2,250,324, loss on extinguishment of debt of $76,228, offset by gain on warrant valuation $120,686, loss on disposal of assets of $166,754, and other expense of $1,872. In the nine months ended September 30, 2024, other income (expense) consisted of interest expense, net of interest income of $4,773,663, loss on extinguishment of debt of $108,887, loss on sale of assets of $25,075, offset by other income $1,085. The warrant liability is revalued at each reporting date based on changes in the underlying factors influencing the fair value of the warrants, such as the Company’s stock price, volatility, and other market conditions. The Company’s management believes that the non-cash gain recognized in the current period from the remeasurement of warrant liabilities is not reflective of ongoing operating performance. As this item did not occur in the prior-year quarter, it should be evaluated separately when comparing financial results across periods. During the period, the Company incurred significant interest expense related to its term debt. This interest expense is primarily due to the high financing costs associated with the term notes, which were utilized to support ongoing working capital needs and operational expenses. These notes, characterized by higher interest rates relative to traditional debt instruments, have resulted in a notable impact on our financial performance for the quarter. This increase in interest expense reflects the financial obligations of maintaining liquidity and funding operations, particularly during a phase of substantial investment in refinery refurbishment and related activities. The Company continues to evaluate its capital structure to optimize costs and enhance financial stability, considering refinancing options and alternative capital sources where feasible.

Net Loss

Net loss was $3,790,684 or a loss of $0.17 per share, for the three months ended September 30, 2025, compared to net loss of $4,445,260 or $0.25 per share, for the three months ended September 30, 2024. Net loss was $9,333,028 or a loss of $0.44 per share, for the nine months ended September 30, 2025, compared to net loss of $10,524,493 or $0.59 per share, for the nine months ended June 30, 2024.

Our net loss compared to the previous periods’ net loss was primarily driven by a reduction in total production of the refinery which resulted in reduced revenues during the period

Liquidity and Capital Resources

Introduction

We had negative operating cash flows for the three and nine months ended September 30, 2025. Our cash on hand as of September 30, 2025, was $362,517. While we had negative net cash from operations for the nine months ended September 30, 2025, our monthly cash flow burn rate for the nine months ended September 30, 2025, was $237,155. In connection with the Foreland Refinery acquisition and PR Spring facility retrofit program, we believe we will continue to have material capital expenditures and face long term cash needs. While we anticipate that these needs will be satisfied through the issuance of our debt and/or equity securities until such time as our cash flows from operations will satisfy our cash needs we cannot provide any assurances of such.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2025 and December 31, 2024, respectively, are as follows:

	September 30,	December 31,
	2025	2024	Decrease
Cash	$362,517	$385,116	$(22,599)
Total Current Assets	2,652,453	4,997,373	(2,344,920)
Total Assets	20,851,903	26,947,243	(6,095,340)
Total Current Liabilities	12,555,162	12,398,672	156,490
Total Liabilities	15,390,982	15,448,746	(57,764)

Our cash decreased by $22,599 as of September 30, 2025, as compared to December 31, 2024. Our total current assets decreased by $2,344,920 primarily because of a decrease in inventory of $1,796,495, and accounts receivable of $919,432, offset by increase in prepaid expenses of $393,606.

Our total assets decreased by $6,095,340 due to the changes in current assets as well as decreases in restricted cash of $2,111,796, property, plant and equipment of $795,402, and right-of-use assets of $1,060,172, offset by an increase in oil and gas properties of $216,950.

Our current liabilities as of September 30, 2025 as compared to December 31, 2024, increased by $156,490 and our total liabilities decreased by $57,764, both primarily as a result of an increase in accounts payable of $387,630, current portion of operating lease of $18,894, notes payable of $835,260, offset by decreases in current portion of finance lease of $16,120, finance lease liability of $971,690, lines of credit of $14,368, current maturities of notes payable of $98,860, warrant liability of $120,686, and operating lease liability of $77,824.

The decrease in cash and assets and increase in liabilities, noted above, are due to the losses described above.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

On June 27, 2025, the Company’s wholly owned subsidiary, Foreland Refining Corporation, launched a Regulation Crowdfunding (Reg CF) offering to raise up to $1.235 million to fund working capital and general corporate purposes. As of September 30, 2025, the subsidiary had raised $0 in commitments. Although the Reg CF is being conducted at the subsidiary level, the proceeds are expected to support business lines that may be consolidated into the Company’s operations. The offering is not expected to have a material near-term impact on the Company’s consolidated liquidity position.

Cash Requirements

Our cash on hand as of September 30, 2025, was $362,517. The Company will continue to require additional cash to meet ongoing operational and capital needs. Despite the company’s efforts to increase production capacity at the refinery, as well as ongoing maintenance and refurbishment activities, and the high interest payments, we are not yet generating sufficient cash flow to cover operational costs. The need for cash is driven by both ongoing operating expenses, and costs of indebtedness. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our equity securities, or a combination thereof, until such time as improvements to our cash flows from operations will satisfy our cash flow needs. Management remains committed to securing the necessary resources to ensure the Company can meet its financial obligations and continue executing its long-term objectives. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities for the nine months ended September 30, 2025, were $1,982,648 , as compared to cash used of $4,616,746 for the nine months ended September 30, 2024. Our net cash used in operating activities for the nine months ended September 30, 2025, consisted of a net loss of $9,333,028, favorable working capital changes of $4,551,167, less share based compensation of $546,417, depreciation and amortization of $873,984, amortization of debt issuance costs of $1,172,292, amortization of right-of-use asset of $80,920, loss on extinguishment of debt of $76,228, and gain on revaluation of warrant liability of $120,686, and loss on sale of assets of $170,058. Our net cash used in operating activities for the nine months ended September 30, 2024, consisted of a net loss of $10,524,493, less unfavorable changes in working capital of $275,854, share-based compensation of $534,572, depreciation and amortization of $589,267, amortization of right-of-use asset of $52,455, amortization of debt issuance costs of $2,936,408, loss on issuance of warrants of $1,936,937, and loss on extinguishment of debt of $108,887.

Investing Activities

Our cash flow used in investing activities for the nine months ended September 30, 2025 and 2024, was $124,859 and $1,899,212, respectively, a decrease of $1,774,353. Our investing activities during the nine months ended September 30, 2025, consisted of a net increase from proceeds of sale of assets of $14,060, and payments for oil and gas properties of $48,544, and property, plant and equipment of$90,374. Our investing activities during the nine months ended September 30, 2024, consisted of payments for exploration and evaluation assets of $689,992, and payments for property, plant and equipment of $1,209,220.

Financing Activities

Our net cash provided by (used in) financing activities for the nine months ended September 30, 2025 and 2024, was $316,230 and $5,023,764, respectively, a decrease of $4,707,534. Our cash flows from financing activities during the nine months ended September 30, 2025, consisted of proceeds of lines of credit of $10,076,552, proceeds from notes payable of $2,314,980, offset by payments on lines of credit of $10,090,920, payments on notes payable of $1,969,382, and payments of debt issuance costs of $15,000. Our cash flows from financing activities during the nine months ended September 30, 2024, consisted of proceeds of lines of credit of $33,556,317, proceeds from notes payable of $16,767,738, and issuance of preferred stock of $308,000, and issuance of common stock of $4,790,597, offset by payments on lines of credit of $34,889,877, payments on notes payable of $12,216,266, common stock offering costs of $1,720,619, discounts on notes payable of $1,531,252, and preferred stock offering costs of $40,874.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and participation of our principal executive officer and principal financial officer at of September 30, 2025, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2025, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. In August 2025, the Company’s chief financial officer resigned and Marcus Laun was appointed to serve as interim chief financial officer until his earlier resignation or removal therefrom, while the Company searches for a permanent chief financial officer to fill the position.

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

PART II – OTHER INFORMATION

ITEM 1Legal Proceedings

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1ARisk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2025, we issued an aggregate of 1,051,321 shares of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended. The Company did not receive any proceeds from the issuance of its shares of common stock as such issuances were made in exchange for services rendered to various parties, as well as for the payment of interest on outstanding promissory notes.

ITEM 3Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4Mine Safety Disclosures

Not applicable.

ITEM 5Other Information

ITEM 6Exhibits

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

(1)Incorporated by referencing from our Registration Statement on Form 1-A filed with the Commission on July 7, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sky Quarry Inc.
Dated: November 14, 2025	/s/
	By:	Marcus Laun
	Its:	Chief Executive Officer