Form 10-K
period 2025-12-31
Sky Quarry Inc.
filed 2026-03-31
CIK 1812447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2025, and adjusted for the 1-for-8 reverse stock split of the registrant’s common stock effected on March 31, 2026, was approximately $13,708,300.

The number of shares of the registrant’s common stock outstanding as of March 31, 2026, was 3,757,449.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

SKY QUARRY INC.

i

PART I

Forward Looking Statements

This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward- looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward- looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, technological change, dependence on key personnel, availability of key component parts, vendors, contractors, product liability, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to update any forward-looking statements.

Our periodic reports, proxy statements and Current Reports on Form 8-K are available on the SEC’s EDGAR system and may be viewed at http://www.sec.gov and on our website at skyquarry.com/investor-information/sec-filings.

Risk Factors Summary

The following is a summary of some of the principal risks that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained in “Part I, Item 1A. Risk Factors.”

General Risks Related to our Business

•Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

•We have outstanding debt that is past due and we are not currently making full payments to certain of our lenders pursuant to outstanding loans and merchant cash advance agreements which could result in our lenders declaring the loans to be in default.

•We have a limited operating history upon which you can evaluate our performance, have a history of losses and have only been operating the Eagle Springs Refinery since September 30, 2022. Accordingly, our prospects must be considered in light of the risks that any new company encounters.

•We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

•We depend on several principal suppliers for the majority of our crude oil. A disruption in supply or a change in our relationship with any one of them could adversely affect our business, financial condition and results of operations.

•Our future success is dependent on the continued service of our management team.

•The issuance of shares of our common stock as compensation to officers, directors, employees and consultants could have an adverse effect on our operating results and a dilutive effect on our shareholders.

•We entered into financing arrangements that contain covenants that could limit our ability to engage in certain transactions.

•Acquisition opportunities may present themselves that in hindsight did not achieve the positive results anticipated by our management.

•Environmental and regulatory compliance may impose substantial costs on us.

•We may be exposed to third party liability and environmental liability in the operation of our business.

•We rely on technology to conduct our business, and our technology could become ineffective or obsolete.

•An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, inclement weather, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial condition, and results of operations.

•We are exposed to the impact of rising inflation rates, which could negatively affect our results of operations and our ability to invest and hold our cash.

•Failure to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, or our failure to remediate our existing material weaknesses in our internal control over financial reporting, could have a material adverse effect on our results of operations, financial condition and cash flows.

•We have engaged in transactions with related parties, and such and other transactions in the future could present conflicts of interest that could have a material adverse effect on our results of operations, financial condition and cash flows.

•Our financial results may fluctuate from quarter to quarter due to certain maintenance requirements.

•Disruptions or breaches of our IT systems, due to cyber-attacks or otherwise, could cause us to lose financial and operational data, prevent us from efficiently operating our business and cause us to lose revenue and profits or incur significant costs.

• If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

Risks Related to Asphalt Shingle Recycling

•The nature of our WAS recycling operations may involve various risks.

•Our ECOSolv Technology May Not Work as Expected.

•The viability of our asphalt shingle recycling and reclamation business plan, business operations, and future operating results and financial condition are and will be exposed to fluctuating prices for our end-products.

•Because of the speculative nature of asphalt shingle recycling, there is a risk that our business may not succeed.

•The price for asphalt cement, shingle granules, sand aggregate, limestone and/or fiberglass is subject to a variety of factors that are beyond our control.

•The market for asphalt cement, shingle granules, sand aggregate, limestone and/or fiberglass may be highly competitive, and intensely competitive pressures could force us to abandon or curtail our business plan related to asphalt shingle recycling and reclamation.

•Decommissioning costs are unknown and may be substantial. Unplanned costs could divert resources from other projects.

•We may have difficulty marketing or distributing the asphalt cement, shingle granules, sand aggregate, limestone and/or fiberglass we may produce, which could harm our financial condition.

•We do not yet have a market for the anticipated recycled products that we expect to generate from our PR Spring Facility.

•Our shingle remediation activities will be dependent upon having an available supply of waste asphalt shingles from waste haulers, shingle manufacturers or other third parties.

Risks Related to Oil Sands Exploration

•We do not have any proven oil reserves.

•The price of oil has historically been volatile.

•Oil sands development involves many risks.

•Decommissioning costs are unknown and may be substantial. Unplanned costs could divert resources from other projects.

Risks Related to Oil Refining and Fuels Production

•Volatility in crude oil and wholesale diesel prices affect our business, financial condition and results of operations.

•There are difficulties in operating an oil refinery which could adversely affect our business, financial condition and results of operations.

•A significant decrease in demand for diesel and gasoline, including increased consumer preference for alternative fuels or improvements in fuel efficiency, in the areas we serve would materially affect our revenues and profitability.

•Through early 2026, the U.S. regulatory environment for vehicle emissions and fuel economy has shifted from an aggressive expansion of electric vehicle (“EV”) adoption mandates to a proposed rollback of prior standards, creating continued uncertainty regarding future demand for petroleum-based fuels.

•The industries in which we operate are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our cash flow.

•Our operations are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities that could exceed current expectations.

•A climate-related decrease in demand for crude oil could negatively affect our business.

•Our business operations may be materially adversely affected by negative impacts to the global economy, capital markets, or other geopolitical conditions resulting from economic uncertainty, armed conflicts, acts of terrorism, political unrest or health epidemics.

Risks Related to Ownership of our Common Stock

•We may not be able to maintain a listing of our common shares on Nasdaq.

•We received a notice of noncompliance with the Nasdaq Capital Market minimum bid price requirement, and if we do not regain compliance by March 23, 2026, our common stock may be delisted; although our stockholders have approved a reverse stock split, there is no assurance that such action will restore or maintain compliance.

•The market price of our stock may be highly volatile, and you could lose all or part of your investment.

•An active, liquid trading market for our common stock may not be sustained, which may make it difficult for you to sell the common stock you purchase.

•Since we do not expect to pay any cash dividends for the foreseeable future, investors may be forced to sell their stock in order to obtain a return on their investment.

•If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

•Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline and would result in the dilution of your holdings.

•Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

•We expect to raise additional capital through equity and/or debt offerings to support our working capital requirements and operating losses.

•If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

•We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, and our stockholders could receive less information than they might expect to receive from more mature public companies.

•We are also a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Item 1. Business

Overview

We operate a regional refinery (the Eagle Springs Refinery) producing diesel, vacuum gas oil (VGO), naphtha and liquid paving asphalt from crude oil suppliers in the Uintah basin near Nevada and Utah.  In addition to our goal of growing the refinery, we have a separate division in the development-stage (P.R. Springs) formed to deploy technologies to facilitate the recycling of waste asphalt shingles and remediation of oil-saturated sands and soil, providing sustainable refined crude products. We anticipate several benefits from the recycling and production of oil from asphalt shingles reducing the dependence on landfills for the disposal of waste and reducing dependence on foreign oil.

We have developed a process for separating oil from oily sands and other oil-bearing solids utilizing a proprietary solvent, which we refer to as our ECOSolv technology or the ECOSolv process. The solvent is used in a closed-loop distillation and evaporation circuit which results in up to 99% of the solvent being recoverable for continuous reuse and requires no water. The solvent has demonstrated oil separation rates of up to 95% in bench testing using samples of both mined crushed ore and ground asphalt shingles. Bench testing was conducted in house, and through unaffiliated third parties which were completed in May and August 2022.

Currently, we intend to finish retrofitting our oil sands remediation facility located in PR Spring in eastern Utah in the next twelve months from when the necessary funding is obtained to recycle waste asphalt shingles using our ECOSolv technology, to produce and sell oil as well as asphalt paving aggregate mined from our bitumen deposit.

We intend to continue to develop regional model asphalt shingle recycling facilities, which can be deployed in areas with high concentrations of waste asphalt shingles and near asphalt shingle manufacturing centers. Our design contemplates a modular, scalable, purpose-built facility capable of remediating waste asphalt shingles and separation into their base components of bitumen / asphalt cement, shingle granules, sand aggregate, limestone and fiberglass.

Recent Developments

Plant Outages and Maintenance

Our facilities require ongoing maintenance and from time-to-time certain repairs, improvements and retrofitting, which may require us to temporarily shut down or operate at a diminished capacity. Our Eagle Springs refinery operated by Foreland Refinery Corporation experienced a shut down during the fourth quarter of 2025 in connection with a boiler repair. Currently, repairs have been completed, and the refinery is being prepared to resume operations, subject to the procurement of feedstock. The unscheduled repairs and outages at Foreland’s Eagle Springs Refinery have had a negative impact on our final financial results for the third and fourth quarters of 2025, and financial results for the first quarter of 2026. We expect the facility to be operational by the end of the second quarter of 2026.

Stock Split

On March 5, 2026, we filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to (i) effect on the corporate level a one-for-eight (1-for-8) reverse stock split of shares of our Common Stock. The Reverse Stock Split was effective on March 15, 2026, at 11:59pm Eastern Time.

Corporate History and Structure

We were incorporated in Delaware on June 4, 2019, as “Recoteq, Inc.” On April 22, 2020, we changed our name to “Sky Quarry Inc.” We have three (3) wholly-owned subsidiaries: 2020 Resources, 2020 Canada, and Foreland.

On September 16, 2020, we acquired 2020 Resources (formerly, US Oil Sands (Utah) LLC and USO (Utah) LLC), which was incorporated on November 2, 2017. The assets of 2020 Resources include the PR Spring Facility and a 100% interest in asphalt bitumen leases covering approximately 5,930 acres in the PR Spring region in Utah. On September 16, 2020, we also acquired 2020 Canada (formerly, USO (Canada) Ltd.), which was incorporated on April 26, 2018, and is currently inactive.

On September 30, 2022, we acquired Foreland (formerly, Petro Source Resources), which was incorporated on May 29, 1998. Foreland is engaged in the refining of heavy crude oil into diesel and other petroleum products (naphtha, VGO, and paving asphalt liquids) at its Eagle Springs Refinery located near Ely, Nevada.

The following chart depicts our organizational structure:

Industry

Oil Refining and Sales Market

The process of converting crude oil into usable products is known as refining. Refining is a core component of the U.S. midstream energy sector and supports the production of transportation fuels, petrochemical feedstocks, and infrastructure-related materials. The most common products derived from a barrel of crude oil are gasoline and diesel, followed by jet fuel, heating oil, asphalt, lubricants, and petrochemical inputs used in plastics and industrial manufacturing.

According to the U.S. Energy Information Administration (EIA), the United States has remained the world’s largest crude oil producer in recent years. U.S. crude oil production reached multiple record highs during 2024 and 2025, reflecting continued efficiency gains and strong output from major producing basins.

In August 2024, U.S. crude oil production set a monthly record, averaging approximately 13.4 million barrels per day (b/d), surpassing the prior record set in late 2023. Annual average production for 2025 is estimated at approximately 13.6 million b/d, representing the highest annual output in U.S. history. For 2026, the EIA projects U.S. crude oil production to remain near record levels, averaging approximately 13.5 million b/d, before moderating modestly in subsequent years.

U.S. refining capacity continues to support high levels of refined product output. Refinery utilization rates have generally remained strong, particularly during peak driving seasons, with gasoline and diesel accounting for the majority of refined product demand. Refined petroleum products remain essential inputs for freight transportation, aviation, construction, agriculture, and petrochemical manufacturing.

The United States also continues to play a critical role as a supplier of refined petroleum products to domestic and export markets. Demand for crude oil and refined products has been supported by federally funded infrastructure projects, increased construction activity, and sustained transportation needs across the country.

Overall, the U.S. oil refining and sales market remains characterized by record-level crude production, stable refining operations, and continued demand tied to transportation, industrial activity, and long-term infrastructure investment.

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

This waste stream is expected to increase considering that, according to the Asphalt Roofing Manufacturers Association, four-out-of-five homes in the U.S. are roofed with asphalt shingles. According to Grand View Research, the U.S. residential and commercial roofing materials market size was estimated at $16 billion in 2024 and is anticipated to grow at a compound annual growth rate of 4.5% from 2024 to 2030.

According to an industry survey by National Asphalt Pavement Association (“NAPA”), the use of reclaimed asphalt pavement (“RAP”) has risen by 75.2% since NAPA began collecting data in 2009, while total asphalt mixture tonnage has grown by 23.3% during the same period. RAP usage during the 2022 paving season reduced the need for an estimated 26.9 million barrels of asphalt binder and more than 93 million tons of aggregate. RAP storage for future use also reduced the landfill space needed by 68.2 million cubic yards.

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

The worldwide growing demand for heavy crude oil and the recent decline in crude oil production in countries such as Venezuela, Russia and the Ukraine make the high quality, low sulfur, heavy oil found in oil sands deposits in the United States a valuable resource that has been underdeveloped to date. The development of oil sands domestically has the potential to turn the United States into a major supplier of heavy oil to world markets. To date, oil sands development has been limited by the absence of viable technology that can extract heavy oil and bitumen from the oil sands deposits in an economical and environmentally responsible manner. To that end, we aim to develop our oil sands leases in an economically and environmentally responsible manner.

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

The paving infrastructure industry is seeing progress in the adoption of asphalt technologies aimed at elevating performance, durability, and sustainability, including the use of polymer-modified asphalt and warm mix asphalt, and the use of asphalt shingles and reclaimed asphalt pavement. For example, the Missouri Department of Transportation reports that blending asphalt shingles to its hot mix asphalt results in a very durable, more-rut resistant asphalt at a much lower price, and that by using RAS, the department reduces the amount of liquid asphalt in a mix design by 20% to 25%. Together, these innovations strive to extend the longevity, environmental impact, and durability of paving asphalt and to reduce the demand for virgin materials and promote circular economy principles.

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

Under the infrastructure package, $2.6 billion will be invested in roads and bridges in Utah over the next five years. Projects scheduled to start or are already under construction include a brand-new highway, new interchanges, widened freeways and highways, new paths for pedestrians and cyclists, maintenance to keep roads and bridges in good condition and improved access to a new state park. Under that same infrastructure package, California will receive $28.2 billion to build and repair more than 14,220 miles of highways and 1,536 bridges over five years. As of the date of this report, the infrastructure law referenced above is still the federal framework controlling these investments.

Oil Refining and Sales Market

The process of converting crude oil into usable products is known as refining. Refining is a core component of the U.S. midstream energy sector and supports the production of transportation fuels, petrochemical feedstocks, and infrastructure-related materials. The most common products derived from a barrel of crude oil are gasoline and diesel, followed by jet fuel, heating oil, asphalt, lubricants, and petrochemical inputs used in plastics and industrial manufacturing.

According to the U.S. Energy Information Administration (EIA), the United States has remained the world’s largest crude oil producer in recent years. U.S. crude oil production reached multiple record highs during 2024 and 2025, reflecting continued efficiency gains and strong output from major producing basins.

In August 2024, U.S. crude oil production set a monthly record, averaging approximately 13.4 million barrels per day (b/d), surpassing the prior record set in late 2023. Annual average production for 2025 is estimated at approximately 13.6 million b/d, representing the highest annual output in U.S. history. For 2026, the EIA projects U.S. crude oil production to remain near record levels, averaging approximately 13.5 million b/d, before moderating modestly in subsequent years.

U.S. refining capacity continues to support high levels of refined product output. Refinery utilization rates have generally remained strong, particularly during peak driving seasons, with gasoline and diesel accounting for the majority of refined product demand. Refined petroleum products remain essential inputs for freight transportation, aviation, construction, agriculture, and petrochemical manufacturing.

The United States also continues to play a critical role as a supplier of refined petroleum products to domestic and export markets. Demand for crude oil and refined products has been supported by federally funded infrastructure projects, increased construction activity, and sustained transportation needs across the country.

Overall, the U.S. oil refining and sales market remains characterized by record-level crude production, stable refining operations, and continued demand tied to transportation, industrial activity, and long-term infrastructure investment.

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

We have invested approximately $6.3 million since September 16, 2020, at the PR Spring facility, all of which is related to the retrofit of the facility. We estimate the remaining capital costs for the completion of the retrofit will be approximately $4.0 million. We intend to finish retrofitting the PR Spring Facility in the next twelve months from when the necessary funding is obtained.  We also plan to develop a modular asphalt shingle recycling facility design to grind and mill the shingle feedstock, which can be deployed in areas with high concentrations of waste asphalt shingles and near asphalt shingle manufacturers.

The ECOSolv Process

Under the ECOSolv process, mined oil sands or waste asphalt shingle pellets are crushed and then mixed with a proprietary hydrocarbon-based waterless solvent and heated and agitated in a mixing vessel into a slurry. The solvent “washes” the sand clean and separates the sand from the pre-oil liquid asphalt. The freed ‘pre-oil’ is then processed during the separation stage and various products can be produced – West Texas Intermediate (WTI) market bitumen, heavy oil or heavy crude oil. The solvent is extracted by separation, distillation and evaporation processes and is captured for re-use in the closed loop system, leaving clean heavy oil behind ready for sale. Separation of the sand is done by mechanical drying units, which evaporate and capture the solvent for reuse, leaving behind clean sand.

Bench testing for oil recovery from waste asphalt shingles was performed using samples containing 22% to 25% weight saturation asphalt bitumen content. The samples were processed using our ECOSolv process and resulted in a product containing, on average, 20.8% bitumen and less than 1% solvent, implying a hydrocarbon recovery factor of up to 95% and solvent recovery of up to 99%.

PR Spring Asphalt Bitumen Leases

2020 Resources holds a 100% undivided interest in contiguous asphalt bitumen leases covering approximately 5,880 acres in the PR Spring region of Uintah County, Utah. The leases were issued by the State of Utah’s School and Institutional Trust Land Administration and require payment of annual rent of $5,880 per year. Once production from the bitumen deposit begins production royalties will be paid at 8% and 10% of gross sales per year.

The PR Spring oil sands deposit is located along the southeast flank of the Uintah Basin, formed during the late Cretaceous and Early Tertiary period. The deposit is within the Eocene-aged Green River Formation of the Douglas Creek Member. In general, the sands thicken to the southeast, closer to their source, becoming increasingly finer-grained and carbonate rich to the north and northwest.

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

Eagle Springs Refinery

On September 30, 2022, we acquired Foreland Refinery Corp, which is engaged in the refining of heavy crude oil into diesel and other petroleum products (naphtha, VGO, and paving asphalt liquids) operating as the Eagle Springs Refinery located near Ely, Nevada. The refinery has a “name plate” production capacity of approximately 80,000 barrels per month, subject to air permit limitations and the regional aspect of its feedstock supply. We anticipate operating at approximately 45,000 barrels per month during 2026. In addition to securing additional crude oil from regional producers, management anticipates that the heavy oil produced at the PR Spring Facility once operational will be refined at the Eagle Springs Refinery resulting in increased production and revenues and higher efficiencies across the production chain.

The refinery’s major processing units include crude oil distillation, catalytic cracker, naphtha hydrotreating, and reforming units, which produce diesel, VGO, naphtha, asphalt paving oil and other associated refined products.

Feedstock crude oil, consisting largely of heavy sulfur-heavy oil, is sourced from local producers in Nevada and Utah as well as other North American sources. All the crude oil is delivered to the refinery by truck. Refined products are transported by third parties to wholesale, bulk, and retail customers primarily across Nevada, Utah and California and other North American jurisdictions.

Crude oil is received into the refinery tank farm and crude oil terminals, which include over 29,500 barrels of oil storage. The crude oil is processed through various refining units into products and where they are stored in the refinery’s approximately 73,800 barrels of refined product specific tankage.

Revenue Streams

Foreland produces diesel, vacuum gas oil (VGO), naphtha and asphalt paving liquids, which is then sold through short-term and long-term contracts to our established long-term customers and on the spot market.

The PR Spring Facility, once operational, is expected to produce asphalt paving aggregate, a low-sulfur heavy oil product from remediated asphalt shingles and in the future from mined bitumen sands, to be sold to and refined by the Eagle Springs Refinery.

We anticipate that the products derived from the recycling of waste asphalt shingles will include liquid asphalt cement, shingle granules and sand aggregate, limestone and fiberglass, which can be sold back to asphalt paving companies or shingle manufacturers.

ASR Facilities

Our historical growth plans have included the strategy of decentralized modular asphalt shingle recycling facilities referred to as ASR Facilities. We have determined that we should focus on processing waste shingles and work with partners and other companies to own and operate ASR facilities. We believe that this will provide us with a steady supply of waste shingle feedstock, allow for quality control and collection of tipping (waste disposal) fees. Discussions with other suitable facilities with existing waste shingle stockpiles are underway.

We have reviewed and analyzed several designs for ASR Facilities with a “front end” module, which could be used to grind, and mill shingle feedstock processing extracts and separating the granules and sand. The remaining bitumen can be pressed into solid pellets for ease of transportation to PR Springs.  Strategically, we are reviewing the opportunity to process waste asphalt shingle pellets from the front-end modules that could potentially be shipped initially to the PR Spring Facility for secondary remediation while “back end” modules could be used for the distillation process to separate the solvents.

Remediating waste asphalt shingles into their basic components of asphalt cement, shingle granules, sand aggregate, limestone and fiberglass could be sold for use as binding material and tar coat, to the asphalt paving industry, or to roofing shingle manufacturers.

Reserves

We do not have any proven reserves on our bitumen leases at the PR Spring Facility, primarily because we have not yet produced oil from the bitumen leases and sold the product in a commercial setting.

Raw Materials and Suppliers

Currently, the primary raw materials used in the manufacture of our current products are crude oil and other petroleum fuel operational inputs. The cost of these raw materials is a key factor in pricing our products.

We source raw materials and crude oil feedstock mostly from regional producers and suppliers, and we continue to explore partnerships and opportunities to optimize our supply costs.

We have historically purchased certain key raw materials from a limited number of suppliers. For the year ended December 31, 2025, we did not owe any vendors for our supply of crude oil and other petroleum fuel operational inputs, and for the year ended December 31, 2024, three vendors accounted for 20%, 13% and 11%, respectively, of our supply of crude oil and other petroleum fuel operational inputs. We purchase raw materials with the use of purchase orders. While we believe that there is an ample supply of most of the raw materials that we need, in the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these raw materials from our existing suppliers or alternatives in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key raw materials in a timely fashion, it will result in a significant delay in delivering our products. Furthermore, failure to obtain a sufficient supply of these raw materials at a reasonable cost could also harm our revenue and gross profit margins.

Please see “Risk Factors—General Risks Related to Our Business—We depend on several principal suppliers for most of our crude oil. A disruption in supply or a change in our relationship with any one of them could adversely affect our business, financial condition and results of operations” for a description of the risks related to our supplier relationships.

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

Customers

Our customers generally include refineries that use our products for feedstock to process them into finished petroleum products.

For the year ended December 31, 2025, three customers accounted for approximately 33%, 31% and 24%, respectively, of our total net sales, and for the year ended December 31, 2024, these customers accounted for approximately 35%, 23% and 22%, respectively, of our total net sales. These customers do not have any ongoing commitment to purchase our products. While additional customers continue to be sourced, customer concentration risk still exists. The loss of or a sustained decrease in demand by any one of these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. See “Risk Factors—General Risks Related to Our Business—We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.”

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

Competitive Strengths

In our operating refinery business, we have identified Foreland Refinery Corp to have a competitive advantage as the only licensed operating refinery currently in the state of Nevada. A lack of national pipeline infrastructure and trucking logistics requirements give a competitive advantage for our refinery to work with geographically located oil producers.

In our development stage emerging waste asphalt shingles business, we have identified several competitive strengths that we believe will support our position. These include our ability to optimize margins through diversified revenue streams, establishing long-term contracts, and our ability to scale our operations.

We believe that our adaptable business model, focused on collecting tipping fees ranging from $45 to $150 per ton for waste asphalt shingles with a processing cost of approximately $25 per ton, will enable us to produce bitumen and other materials at minimal cost based on our internal analysis. According to a Statista report dated August 28, 2024, tipping fees in the US in 2022 and 2023 ranged from $43 to $83 per ton, however based on our internal research we believe that tipping fees can be as high as $145-$160 per ton, in certain locations.

While we believe we are well-positioned to participate in the waste asphalt shingle recycling sector due to our know how to recycle this material into multiple high value products, we recognize the challenges that come with the rapid growth of this emerging industry. However, we believe our fully integrated process, capable of producing and refining, will offer a distinct advantage by streamlining every step from extraction to refining, ensuring greater efficiency and control over production. By combining refining capabilities with cost-effective operations, we believe that we can produce high-quality materials with significant cost savings and minimal environmental impact.

Growth Strategies

Our growth strategies include growing the production output of our Eagle Spring Refinery operated by Foreland Refinery Corp to a higher capacity, and to commence operations at our PR Spring facility.

We believe our growth of our refinery will be driven in part by permanent nearby refinery shutdowns reducing the supply of diesel and other products in the regional area driving higher crack spreads or refinery margins. Additionally, refinery growth strategies include acquiring more crude feedstock from regional suppliers and operating in longer uninterrupted production cycles.

We believe the commercialization of PR Spring facility is another component in our growth strategy. Currently, we believe PR Spring represents a significant opportunity to both unlock value in terms of the previous facility owners’ sunk costs with the plant’s investment and the available hydrocarbon resource near the facility to be processed.

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

Properties

Our corporate headquarters are in Woods Cross, Utah, where we lease office space at 707 W. 700 S, Suite 101.

We hold mineral leases (or the operating rights under leases) covering approximately 5,880 net acres within the State of Utah. Our oilsands remediation at the PR Spring Facility is sited on one of these leases. Terms of the leases are set forth in the table below.

	Gross	Net	Lease Expiry Date	Annual Rent	Annual Advance Minimum Royalty	Production Royalty Rate
Reference	Acres	Acres	(1)	(2)	(3)	(4)
ML-49927	4,319.90	4,319.90	1/31/2030	$4,320	$410,400	10%
ML-51705	1,560.00	1,560.00	1/31/2030	1,560	15,600	8%

Total	5,879.90	5,879.90		$$5,880	$$426,000

Mineral leases may be extended past expiry date by continued payment of annual rent and annual advance minimum royalty.

Annual rent on mineral leases may be credited against production royalties payable during the year.

Annual advance on mineral leases of minimum royalty may be credited against production royalties payable during the year.

The production royalty is payable on the market price of products produced from the mineral leased substances, without deduction of costs for mining, overhead, labor, distribution or general and administrative activities.

We also hold two leased land rights of way rentals in Nye County, Nevada, totaling approximately 40 acres. Our Eagle Springs Refinery is sited on one of these leases.

Reference	Acres	Lease Expiry Date	Annual Fee
Right-of-Way Grant N-41035	19.7	12/31/2054	$2,850
Right-of-Way Grant N-42414	20.3	12/31/2044	1,400

We are seeking to develop the 5,930 acres of land in PR Spring, Utah to produce heavy oil/bitumen and asphalt paving aggregate from bituminous asphaltic sands deposits and are in the process of retrofitting our existing mining and processing facilities to utilize our ECOSolv technology. During the years ended December 31, 2025 and 2024, we conducted no mining operations. As of the date hereof, the PR Spring lands are classified as an exploration stage property and hold no mineral reserves or proven minerals reserves, as those terms are defined in Subpart 1300 of Regulation S-K.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable space will be available to accommodate any such expansion of our operations.

Employees

As of December 31, 2025, we had 26 full-time employees.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On March 4, 2026, KF Business Ventures, LP filed a lawsuit against the Company and its subsidiaries, Foreland Refining Corp. and 2020 Resources LLC, in Utah state court alleging, among other things, breach of contract, and seeking repayment of approximately $2,200,000 in principal under certain promissory notes, plus accrued interest, unpaid advisory fees, and foreclosure on the collateral securing the notes. The Company intends to vigorously defend against these claims. For additional information, see Item 3, “Legal Proceedings.”

Government Regulation

We are subject to regulation by multiple U.S. government agencies, including the U.S. Environment Protection Agency, or the EPA.

We are subject to the requirements of the Federal Occupational Safety and Health Act, or OSHA, and comparable state laws. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations. Also, pursuant to OSHA, the Occupational Safety and Health Administration has established a variety of standards related to workplace exposure to hazardous substances and employee health and safety.

The Federal Oil Pollution Act of 1990, or OPA, and resulting regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term “waters of the United States” has been broadly defined to include inland water bodies, including wetlands and intermittent streams. The OPA assigns joint and strict liability to each party responsible for oil removal costs and a variety of public and private damages. We believe that we are in compliance with the OPA and the federal regulations promulgated thereunder in the conduct of our operations.

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

The application, interpretation, and enforcement of these U.S. laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate and may be interpreted and applied inconsistently with our current policies and practices. Any existing or new legislation applicable to our operations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, to respond to regulatory inquiries or investigations, and to defend individual or class litigation. These events could cause us to divert significant resources and funds to address these issues and possibly require us to change our business practices.

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

We sustained losses from operations of $9,248,500 and $7,523,186 for the years ended December 31, 2025 and 2024, respectively. Accordingly, we have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited consolidated financial statements for the year ended December 31, 2025, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties related to our ability to operate on a going concern basis. In its report on our consolidated financial statements for the years ended December 31, 2025 and 2024, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations, which would have a material adverse effect on our operations.

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

We have outstanding debt that is past due and we are not currently making full payments to certain of our lenders pursuant to outstanding loans and merchant cash advance agreements which could result in our lenders declaring the loans to be in default.

As of the date hereof, we have outstanding debt in the amount of approximately $7,618,831 that is currently past due. Foreland is party to a loan agreement with LendSpark Corporation, or LendSpark, and a merchant cash advance agreement with Libertas Funding LLC, or Libertas. At present, Foreland is making reduced payments to both LendSpark and Libertas. These payments continue to decrease the outstanding balances owed under the agreements; however, making less than the full payments required constitutes a breach of the respective agreements.  The Company and Foreland are also party to loan agreements with KF Business Ventures LTD., or KFBV, and ACMO USOS LLC.

As part of these agreements, Foreland has pledged all of its assets as collateral. Consequently, LendSpark, Libertas or KFBV could declare a default and initiate foreclosure proceedings on Foreland’s assets. Such an action would have a materially adverse impact on our operations, as Foreland currently represents all our revenue-generating activities. On March 4, 2026, KFBV filed a complaint against us in the Third Judicial District Court of Salt Lake County, Utah, seeking, among other things, repayment and judicial foreclosure/ possession of collateral. Although the Company intends to vigorously defend against the claims asserted in this action, the litigation is in its early stages and no assurance can be given as to the timing or outcome of the proceeding. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

On September 30, 2022, we acquired the Eagle Springs Refinery and the likelihood of our creation of a viable business must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the integration of a newly acquired operating business, the growth of our business from the PR Spring Facility, operation in a competitive industry, declining revenues at Eagle Springs Refinery, and the continued development of our technology and products. We anticipate that our operating expenses will increase for the near future, and there is no assurance that we will be profitable soon, if at all.

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

For the year ended December 31, 2025, three customers accounted for approximately 31%, 33% and 24%, respectively, of our total net sales, and for the year ended December 31, 2024, these customers accounted for approximately 35%, 23% and 22%, respectively, of our total net sales. These customers do not have any ongoing commitment to purchase our products. The loss of or a sustained decrease in demand by any one of these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, should any of these large customers default on their obligations to pay, our results of operations and cash flows could be adversely affected.

We depend on several principal suppliers for the majority of our crude oil. A disruption in supply or a change in our relationship with any one of them could adversely affect our business, financial condition and results of operations.

We have historically purchased certain key raw materials from a limited number of suppliers. For the year ended December 31, 2025, one vendor accounted for 17% of our supply of crude oil and other petroleum fuel operational inputs, and for the year ended December 31, 2024, three vendors accounted for 20%, 13%, and 11%, respectively, of our supply of crude oil and other petroleum fuel operational inputs. A change of vendors, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business, financial condition and results of operations.

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

From time-to-time we issue shares of our common stock to officers, directors, employees and consultants for services rendered.  A significant issuance of our common stock to any of these recipients would have a dilutive effect on the value of your shares, would increase general and administrative expenses, would have an adverse effect on our earnings, and may require us to make subjective estimates and assumption, all of which could have a material impact on our results of operations.

We entered into financing arrangements that contain covenants that could limit our ability to engage in certain transactions.

We entered into financing arrangements with lenders that contain covenants that could limit our ability to engage in specified types of transactions. These covenants may limit our ability to, among other things, consolidate, merge, sell, or otherwise dispose of all or substantially all our assets.

A breach of any of the covenants with our lenders could result in a default under the terms of the financings in which the lender could elect to declare all amounts outstanding thereunder to be immediately due and payable and foreclose on substantially all our assets which are secured by such financing arrangements. Furthermore, if our current secured financial obligations are repaid, we may need to pledge all our assets as collateral to secure additional financing in the future.

Acquisition opportunities may present themselves that in hindsight did not achieve the positive results anticipated by our management.

From time to time, acquisition opportunities may become available to us. Those opportunities may involve the acquisition of specific assets, such as intellectual property or inventory, or may involve the assumption of the business operations of another entity. Our goal with any future acquisition is that any acquisition should be able to contribute neutral to positive EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to us after integration. To make these acquisitions, we will likely be required to obtain lender financing or issue additional shares of stock in exchange for the shares of the target entity. If the performance of the acquired assets or entity does not produce positive results for us, the terms of the acquisition, whether it is interest rate on debt, or additional dilution of stockholders, may prove detrimental to our financial results or the performance of your shares.

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

Our operations could result in liability for personal injuries, property damage, discharge of hazardous materials, remediation and clean-up costs and other environmental damage. We could be liable for environmental damages caused by previous owners. As a result, we may incur substantial liabilities to third parties or governmental entities, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. The release of harmful substances in the environment or other environmental damages caused by our activities could result in us losing our operating and environmental permits or inhibit us from obtaining new permits or renewing existing permits. When we commence operations at our PR Spring Facility and ASR Facility, we intend to obtain and maintain additional insurance coverage for our operations, including limited insurance coverage for sudden environmental damages. Accordingly, we could incur substantial costs to comply with environmental laws and regulations which could affect our ability to operate as planned.

We rely on technology to conduct our business, and our technology could become ineffective or obsolete.

We rely on technology, including proprietary techniques, processes, and intellectual property, as well as closely-held economic models, to develop our plans and estimates and to guide our development, processing, and production activities. We will be required to continually enhance and update our technologies to maintain their efficacy and to avoid obsolescence. As such, our business may carry with it a greater degree of technological risk than other projects that employ commercially proven technologies. If major process design changes are required, the costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than if we were technology more efficient.

An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, inclement weather, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial condition, and results of operations.

Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect us and our vendors and suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Our business depends on consumer demand for our services and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, legislative and regulatory changes, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather and climate change, natural disasters, terrorism, uncertainty in the banking system, outbreak of viruses or widespread illness, and consumer perceptions of personal well-being and security. Unfavorable economic conditions can lead consumers to forgo our services and consumer demand for our services may not grow as we expect. We believe perceived recessionary risks will continue to impact our results of operation in 2026. For example, perceived recessionary risks may cause companies and individuals to reduce travel for either professional or personal reasons and drive higher prices in the supply chains we rely upon.

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

The Consumer Price Index for All Urban Consumers, a widely followed inflation gauge published by the U.S. Bureau of Labor Statistics, increased by 2.4% from January 2025 to January 2026. The general effects of inflation on the global economy can be wide-ranging, evidenced by rising wages and rising costs of consumer goods and necessities. If the inflation rate continues to increase, this will result in, for example, increases in the cost of fuel, labor and other costs, which will adversely affect our expenses, such as employee compensation, which accounts for a significant portion of our operating expenses.

Our fuel purchase and labor contracts generally do not provide meaningful price protection against increases in costs. Our current policy is not to enter into transactions to hedge our fuel costs, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of December 31, 2025, and December 31, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel costs. Additionally, we do not typically enter long-term labor agreements with our ground service personnel to fix our employee-related costs. We do not intend in the foreseeable future to enter into any future transactions to hedge the cost of fuel, and assuming we do not otherwise fix our labor costs, we will continue to be fully exposed to fluctuations in prices of material operating costs.

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

We have engaged in transactions with related parties, and such and other transactions in the future could present conflicts of interest that could have a material adverse effect on our results of operations, financial condition and cash flows.

We have engaged in the past, and may continue to engage in the future, in related-party transactions. Such transactions may present conflicts of interest, which could result in disadvantages to us and may impair investor confidence, which could have a material adverse effect on our results of operations, financial condition and cash flows. Related parties may be motivated by personal or other interests that may not be in our or our stockholders’ best interests. Certain of our affiliates may economically benefit from our arrangements with related parties, and certain related-party transactions may not involve arms’ length negotiations with respect to their terms and conditions, which could result in unfavorable terms for us. Further, the mere appearance of a conflict of interest could impair the confidence of our investors.

Our financial results may fluctuate from quarter to quarter due to certain maintenance requirements.

We rely on our facilities, our refineries in particular, for our business. Such facilities require ongoing maintenance, and may from time to time require certain repairs, improvements and retrofitting to ensure optimal or desired performance (collectively, “Maintenance”). Certain Maintenance may require a shutdown of certain facilities or cause such facilities to operate in a diminished capacity (an “Outage”), as was the case in both the third and fourth quarters of 2025. Although certain Outages may be caused by factors outside of our control, such as natural disasters, we have in the past, and will continue to, schedule and perform planned Outages to conduct necessary or desired Maintenance. Outages may affect our business, financial condition and results of operations, and may cause actual results to differ materially from our plans and projections. In addition, Outages may cause our financial results to fluctuate from quarter to quarter, which would make our financial results difficult to compare.

Disruptions or breaches of our IT systems, due to cyber-attacks or otherwise, could cause us to lose financial and operational data, prevent us from efficiently operating our business and cause us to lose revenue and profits or incur significant costs.

Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control or anticipation, such as power outages, natural disasters and network failures. In addition, our systems may be vulnerable to cyber-attacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks and ransomware, all of which are rapidly evolving and becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our IT systems, cyber-attacks evolve and become more difficult to detect and defend against, and there can be no assurance that our efforts will be sufficient to protect our systems from such threats. Such cyber-attacks or other unauthorized access or disclosure of information could compromise access to our systems, result in the loss of data, expose sensitive information and damage our reputation. Cyber-attacks could also cause us to incur significant remediation costs, including the possibility of government fines, disrupt our operations and divert key resources and management’s attention. Any one or more of these consequences could have a material adverse effect on our business, financial condition or results of operations. In addition, if our third-party service providers experience a cyber-attack or other cyber incident, their operations may be adversely affected, which could also have a material adverse effect on our business, financial condition, or results of operations.

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

The nature of our waste asphalt shingle recycling operations may involve various risks.

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

Our ECOSolv Technology May Not Work as Expected.

The recovery of oil from our bitumen deposit and the process of recycling waste asphalt shingle is dependent on the viability of our proprietary technology, which we refer to as the ECOSolv process. However, the ECOSolv technology has never been used on a commercial scale. If the ECOSolv technology does not perform as expected, our waste asphalt shingle business plan is likely to fail.

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

The market for asphalt cement, shingle granules, sand aggregate, limestone and/or fiberglass products may be highly competitive, and we can only expect competition to intensify in the future. Numerous well-established companies are focusing significant resources on similar recycling and remediation activities and may be competing with us for opportunities. Competitors include larger companies which may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own marketing operations, which may give them a competitive advantage. Actual or potential competitors may be strengthened through the acquisition of additional assets and interests. As a result, there can be no assurance that we will be able to compete successfully or that competitive pressures will not adversely affect our business, results of operations and financial condition. If we cannot successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause any investment in us to become worthless.

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

To sell the finished asphalt cement, shingle granules, sand aggregate, limestone and fiberglass that we can produce from the asphalt shingle recycling process, if any, we must be able to make economically viable arrangements for the storage, transportation and distribution of these products. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate.

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

We do not have any supply agreements with landfills and/or private waste haulers to supply us with waste asphalt shingles. As our PR Spring facility is in a remote location, we may not be able to economically source or have waste asphalt shingles delivered to us form waste haulers, shingles manufacturers or other 3rd parties.  If we are unable to source waste asphalt shingles, our business operations and financials would be adversely affected.

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

Our future financial condition and results of operations will depend, in part, upon the price for oil. Oil prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cashflows from operations will be highly dependent on the prices that we receive for oil. This price volatility also affects the amount of our cashflows available for capital expenditures and our ability to borrow money or raise additional capital. The price of oil is subject to a variety of additional factors that are beyond our control. These factors include:

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

Wholesale diesel prices are directly related to, and fluctuate with, the price of crude oil. Volatility in the price of crude oil, and subsequently wholesale fuel prices, is caused by many factors, including general political, regulatory and economic conditions, acts of war, terrorism or armed conflict, instability in oil producing regions, particularly in the Middle East and South America, refinery capacity and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations. In addition, the supply of fuel and our wholesale purchase costs could be adversely affected in the event of a shortage or oversupply of product, which could result from, among other things, the Russian invasion of Ukraine and the sanctions imposed on Russia and other countries, conflict in the Middle East (including Iran) and the US intervention in Venezuela, interruptions of fuel production at oil refineries, new supply sources, and sustained increases or decreases in global demand for diesel fuels. Significant increases and volatility in wholesale fuel prices could result in lower gross profit, as an increase in the retail price of motor fuel could impact consumer demand for diesel and could result in lower wholesale fuel gross profit dollars. As the market prices of crude oil, and, correspondingly, the market prices of wholesale fuels, experience significant and rapid fluctuations, we attempt to pass along wholesale price changes to our customers; however, we are not always able to do so immediately. The timing of any related increase or decrease in sales prices is affected by competitive conditions in our market areas. As such, our revenues and gross profit can increase or decrease significantly and rapidly over short periods of time and potentially adversely impact our business, financial condition, and results of operations. The volatility in crude oil and wholesale fuel costs and sales prices makes it extremely difficult to forecast future gross profits or predict the effect that future wholesale costs and sales price fluctuations will have on our operating results and financial condition.

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

Any technological advances, regulatory changes or changes in consumer preferences causing a significant shift toward alternative products could reduce demand for the conventional petroleum-based fuels we currently produce. Additionally, a shift toward electric, hydrogen, natural gas or other alternative-power vehicles could fundamentally change our customers’ shopping habits or lead to new forms of fueling destinations or new competitive pressures.

Through early 2026, the U.S. regulatory environment for vehicle emissions and fuel economy has shifted from an aggressive expansion of electric vehicle (“EV”) adoption mandates to a proposed rollback of prior standards, creating continued uncertainty regarding future demand for petroleum-based fuels. In late 2025, the National Highway Traffic Safety Administration proposed revisions to Corporate Average Fuel Economy (“CAFE”) standards that would reduce required fleetwide fuel economy levels relative to prior targets and slow the rate of annual increases through 2031, effectively moving away from the prior goal of achieving a 49–50 mpg fleet average by 2026. In February 2026, the U.S. Environmental Protection Agency announced plans to repeal vehicle greenhouse gas emission standards applicable to light-, medium-, and heavy-duty vehicles for model years 2027–2032, reversing the more stringent standards adopted in 2024. In addition, the current administration has begun dismantling regulatory initiatives supporting a transition to 100% zero-emission federal vehicle acquisitions by 2035. Notwithstanding these proposed policy reversals, the U.S. Energy Information Administration continues to project a structural decline in domestic motor gasoline consumption, forecasting approximately 5% lower demand in 2026 and 2027 compared to 2019 levels, driven by ongoing efficiency improvements and continued EV market penetration. As a result, while the near-term regulatory risk associated with stringent federal mandates has moderated, longer-term industry trends continue to present potential risks to petroleum demand.

The industries in which we operate are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our cash flow.

We typically experience more demand for diesel in the late spring and summer months than during the fall and winter. Travel, farming, recreation and construction are typically higher in these months in the market areas in which we operate, increasing the demand for fuel that we sell and distribute. Therefore, our revenues and cashflows are typically higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary widely from period to period, affecting our cash flow.

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

There is an inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbons and other hazardous substances and waste, as a result of air emissions related to our operations. Spills or other releases of regulated substances, including such spills and releases that occur in the future, could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations. Under certain such laws and regulations, we could be held strictly liable for the removal or remediation of previously released hazardous materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted. In connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. In addition, claims for damages to people or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the trucking industry could continue, resulting in increased costs of doing business and consequently affecting profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general in addition to our own results of operations, competitive position or financial condition. To the extent laws are enacted or other governmental action is taken that restricts development or imposes more stringent and costly operating, disposal, and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

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

During the last several years, the global supply and demand for crude oil has experienced periodic downturns and sustained volatility, impacted by such factors as the COVID-19 pandemic and recovery, Russia’s invasion of Ukraine and the related sanctions imposed on Russia, the ongoing conflict in Israel and the Gaza Strip and the ensuing conflict in the Middle East (including Iran) and the U.S. intervention in Venezuela, the global response to such conflicts, supply chain constraints and rising interest rates and costs of capital may result in further volatility in commodity prices the oil industry and the boarder economy.

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

Our common stock is listed on Nasdaq, and we must meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq. If we fail to meet any listing standards or if we violate any listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock, including through our ATM program and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

We received a notice of noncompliance with the Nasdaq Capital Market minimum bid price requirement, and if we do not regain compliance by March 23, 2026, our common stock may be delisted; although our stockholders have approved a reverse stock split, there is no assurance that such action will restore or maintain compliance.

On March 24, 2026, Sky Quarry Inc. (the “Company”) received a written notification (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that the Staff had determined to delist the Company’s Common Stock, par value $0.0001 (the “Common Stock”), from The Nasdaq Capital Market due to the Company’s continued non-compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price”), and that trading of the Common Stock will be suspended at the open of business on March 31, 2026.

Subsequently, on March 30, 2026, the Company was notified by Nasdaq that the Company has regained compliance with the Rule, and that the matter was now closed (the “Compliance Notice”).

As previously disclosed, on March 28, 2025, the Company was notified by Nasdaq that it did not satisfy the Rule because the bid price of the Common Stock had closed below the Minimum Bid Price for 30 consecutive business days. The Company was provided with an initial 180-calendar-day compliance period, which expired on September 24, 2025, and was granted a second 180-calendar-day compliance period, which expired on March 23, 2026, to regain compliance with the Rule by maintaining the Minimum Bid Price for a minimum of 10 consecutive business days.

On, March 15, 2026, the Company effected a one-for-eight (1-for-8) reverse stock split (the “Reverse Stock Split”) of the Common Stock, which began trading on a Reverse Stock Split-adjusted basis on March 16, 2026. Since such date, the Common Stock has maintained the Minimum Bid Price for 10 consecutive business days. As a result, the Company received the Compliance Notice from Nasdaq, noting that the Company has regained compliance with the Rule.

Even though we regained compliance, our common stock may again fall below the $1.00 minimum bid price requirement in the future. In addition, reverse stock splits often result in increased stock price volatility, reduced trading liquidity, and negative investor perception, any of which could adversely affect the market price of our common stock.

If our common stock is delisted, trading may occur on an over-the-counter market or may cease altogether, which could result in reduced liquidity, limited market quotations, decreased investor interest, and a diminished ability to raise capital. Any of these events could materially and adversely affect our business, financial condition, results of operations, and the market price of our common stock.

The market price of our stock may be highly volatile, and you could lose all or part of your investment.

The market for our common stock may be characterized by significant price volatility when compared to the shares of larger, more established companies that have large public floats, and we expect that our stock price will be more volatile than the shares of such larger, more established companies for the indefinite future. The stock market in general has recently been highly volatile. Furthermore, there have been recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility following several recent initial public offerings, particularly among companies with relatively smaller public floats. We may also experience such volatility, which may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

The market price of our common stock is likely to be volatile due to several factors. First, as noted above, our common stock is likely to be more sporadically and thinly traded compared to the shares of such larger, more established companies. The price for our common stock could, for example, decline precipitously if a large number of shares are sold on the market without commensurate demand. Furthermore, we are a speculative or “risky” investment due to our limited operating history. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of the foregoing factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance. The market price of our common stock could also be subject to wide fluctuations in response to a broad and diverse range of factors, including the following:

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

We cannot predict the extent to which investors’ interest in us will sustain a trading market or how active and liquid that market may remain. If an active and liquid trading market is not sustained, you may have difficulty selling any shares of our common stock that you purchase at a price above the price you purchased them for or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to acquire other companies or technologies by using our securities as consideration.

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

The trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

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

To fund future growth and development, we will need to raise additional funds in the future by offering shares of our common stock and/or other classes of equity, or debt that convert into shares of common stock, any of which offerings could dilute the ownership percentage of our stockholders. We cannot assure you that the necessary funds will be available on a timely basis, on favorable terms, or at all, or that such funds, if raised, would be sufficient. The level and timing of future expenditures will depend on several factors, many of which are outside our control. If we cannot obtain additional capital on acceptable terms, or at all, we may be forced to curtail or abandon our growth plans, which could adversely impact us, our business, development, financial condition, operating results or prospects.

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

Item 1C: Cybersecurity

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks related to cybersecurity threats. Our approach to cybersecurity risk management is aligned with our risk profile and business. We collaborate with partners who maintain SOC1/SOC2 compliance standards. To address these risks, we leverage the support of third-party information technology and security providers who maintain SOC1/SOC2 compliance standards, including to perform a risk assessment designed to identify, assess, and manage cybersecurity risks, as well as provide cybersecurity response plans and procedures. Further, we will develop a formal, documented process to assess the data protection practices of certain third-party vendors that may handle sensitive information on our behalf.

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

Governance

Our Board of Directors has primary responsibility for oversight of our cybersecurity and other information technology risks, including our plans to mitigate cybersecurity risks and to respond to data breaches.

The Board of Directors receives regular reports on cybersecurity matters. These reports include a range of topics, including our cybersecurity risk profile, the current cybersecurity and emerging threat landscape, the status of ongoing cybersecurity initiatives, incident reports, and the results of internal and external assessments of our information systems. The Board of Directors also annually reviews the adequacy and effectiveness of our information and technology security policies and the internal controls regarding information and technology security and cybersecurity and periodically receives updates on the results of cybersecurity audits and applicable mitigation activities. In addition, our Board of Directors periodically receives presentations on cybersecurity matters from external experts.

Management is working with a professional IT consulting firm to develop cybersecurity compliance standards and monitor necessary controls and processes used to identify cybersecurity matters and regular reporting to the Board of Directors.

Item 2. Description of Properties.

Our principal executive offices are located at 707 W. 700 S. Suite 101, Woods Cross, UT 84087 and our telephone number is (424) 394-1090. We believe that our offices are sufficient for our current operations.

Item 3. Legal Proceedings

From time to time, we have in the past and may in the future become subject to legal proceedings or claims arising in the ordinary course of our business. Except as described below, we are not currently a party to any legal proceedings, the outcome of which, if determined adversely, we believe would individually or in aggregate have a material adverse effect on our business, financial condition or results of operations.

KF Business Ventures

On March 4, 2026, KF Business Ventures, LP (“KF Business”), a California limited partnership, filed a complaint against Company, Foreland Refining Corp., a Texas corporation and wholly owned subsidiary of the Company, and 2020 Resources LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, in the Third Judicial District Court of Salt Lake County, Utah.

The complaint arises from several contractual arrangements between KF Business and the defendants. First, KF Business alleges that the Company breached an Advisory Agreement dated December 2, 2024, pursuant to which the Company agreed to pay KF Business $10,500 plus $10,500 of the Company’s Common Stock per month in exchange for business advisory services.  KF Business alleges that the Company has failed to pay $126,000 in cash and 41,096 shares of Common Stock owed through February 2026, with monthly payments continuing to accrue.

Second, KF Business alleges that the Company breached a Secured Promissory Note dated December 2, 2024, in the original principal amount of $1,200,000 (as amended, the “Sky Quarry KF Business Note”).   The Sky Quarry KF Business Note was subsequently amended in April 2025 and July 2025 to extend the payment deadline to November 24, 2025, and to modify the interest rate to 30% per annum.  KF Business alleges that the Company failed to make payment when due.

Third, KF Business alleges that Foreland Refining Corp. breached a Secured Promissory Note dated July 24, 2025 (the “Foreland Refining KF Business Note”), in the principal amount of $1,000,000, bearing interest at 30% per annum, with all unpaid principal and interest due on November 24, 2025.   KF Business alleges that Foreland Refining Corp. failed to make payment when due.

Fourth, KF Business alleges that the Company and 2020 Resources LLC breached a Guaranty Agreement dated July 24, 2025, pursuant to which the Company and 2020 Resources LLC guaranteed payment of the Sky Quarry KF Business Note and the Foreland Refining KF Business Note.

In connection with these obligations, KF Business holds security interests in certain collateral pursuant to (i) a security agreement, which granted KF Business a security interest in two natural gas turbine power generators owned by 2020 Resources LLC, and (ii) an security agreement, which granted KF Business a security interest in various assets of 2020 Resources LLC, including accounts, equipment, inventory, and intellectual property.

The complaint asserts fifteen causes of action, including breach of contract, breach of the implied covenant of good faith and fair dealing and quasi contract/unjust enrichment/quantum meruit, and judicial foreclosure and replevin in connection with the security agreements. KF Business seeks relief, including damages in an aggregate amount of $2,200,000 in principal under the promissory notes, plus interest at 30% per annum, $126,000 in unpaid advisory fees and 41,096 shares of the Company’s Common Stock, along with attorneys’ fees, costs, pre- and post-judgment interest, and judicial foreclosure and possession of collateral.

The Company intends to vigorously defend against the claims asserted in this action. The litigation is in its early stages and no assurance can be given as to the timing or outcome of the proceeding. An unfavorable outcome could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “SKYQ”.

Holders of Record

As of March 31, 2026, we had 7,513 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

Any determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and other factors that our Board deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends. Currently, we do not anticipate paying any future dividends.

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information concerning securities authorized under equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	500,000
Equity compensation plans not approved by security holders	-0-	--	--
Total	500,000

(1)An amendment to the Company’s 2020 Stock Plan was approved by the Company’s board of directors on September 2, 2025 and ratified by the Company’s stockholders at the Company’s 2025 annual meeting on November 4, 2025.

Recent Sales of Unregistered Securities

None that have not already been disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.

At-the Market Offerings

On January 12, 2026, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we, from time to time, may offer and sell shares (the “ATM Shares”) of our common stock, through or to Cantor, acting as principal and/or sales agent, having an aggregate sales price of up to $4,700,000 (the “ATM Offering”).

Subject to the terms and conditions of the Sales Agreement, Cantor will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares from time to time, based upon the Company’s instructions. The Company has provided Cantor with customary indemnification and contribution rights in favor of Cantor, and Cantor will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares effectuated pursuant to the Sales Agreement.

Sales of the ATM Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, or by any other method permitted by the Sales Agreement and applicable law. The Company has no obligation to sell any of the ATM Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

Through March 31, 2026, the Company sold 419,874 shares of common stock through the ATM Offering, generating net proceeds of $1,306,941.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of financial condition and results of operations for the years ended December 31, 2025 and 2024, should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Form 10-K.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward- looking statements.

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

Overview

We operate a regional refiner (the Eagle Springs Refinery) producing diesel, VGO, naphtha and liquid paving asphalt from crude oil suppliers in the Uintah basin near Nevada and Utah.  In addition to our goal of growing the refinery, we have a separate division in the development-stage (P.R. Springs) formed to deploy technologies to facilitate the recycling of waste asphalt shingles and remediation of oil-saturated sands and soils, providing sustainable refined crude products. We anticipate several benefits from the recycling and production of oil from asphalt shingles reducing the dependence on landfills for the disposal of waste and reducing dependence on foreign oil.

We have developed a process for separating oil from oily sands and other oil-bearing solids utilizing a proprietary solvent, which we refer to as our ECOSolv technology or the ECOSolv process. The solvent is used in a closed-loop distillation and evaporation circuit which results in up to 99% of the solvent being recoverable for continuous reuse and requires no water. The solvent has demonstrated oil separation rates of up to 95% in bench testing using samples of both mined crushed ore and ground asphalt shingles. Bench testing was conducted in house, and through unaffiliated third parties which were completed in May and August 2022.

Currently, we intend to finish retrofitting our oil sands remediation facility located in PR Spring in eastern Utah in the next twelve months from when the necessary funding is obtained to recycle waste asphalt shingles using our ECOSolv technology, to produce and sell oil as well as asphalt paving aggregate mined from our bitumen deposit.

The Company has a single segment reporting approach given all revenues generated from Foreland Refining products. The Company anticipates in the future the possibility of segmental reporting in connection with alternative revenue, streams, and cost centers.

Notice of Non-Compliance

On March 28, 2025, we were notified by The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) because the closing bid price of our Common Stock had closed below $1.00 per share for 30 consecutive business days. We were provided an initial 180-day compliance period, which was scheduled to expire on September 24, 2025. On September 25, 2025, we received a written notification from Nasdaq stating that the Company has been granted an additional 180-day period, or until March 23, 2026, to regain compliance with the Minimum Bid Price Requirement. We effected the Reverse Stock Split (as defined below) to regain compliance with the Minimum Bid Price Requirement, but there can be no assurance that we will retain or maintain compliance with Nasdaq’s listing requirements.

On March 24, 2026, Sky Quarry Inc. (the “Company”) received a written notification (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that the Staff had determined to delist the Company’s Common Stock, par value $0.0001 (the “Common Stock”), from The Nasdaq Capital Market due to the Company’s continued non-compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price”), and that trading of the Common Stock will be suspended at the open of business on March 31, 2026.

Subsequently, on March 30, 2026, the Company was notified by Nasdaq that the Company has regained compliance with the Rule, and that the matter was now closed (the “Compliance Notice”).

As previously disclosed, on March 28, 2025, the Company was notified by Nasdaq that it did not satisfy the Rule because the bid price of the Common Stock had closed below the Minimum Bid Price for 30 consecutive business days. The Company was provided with an initial 180-calendar-day compliance period, which expired on September 24, 2025, and was granted a second 180-calendar-day compliance period, which expired on March 23, 2026, to regain compliance with the Rule by maintaining the Minimum Bid Price for a minimum of 10 consecutive business days.

On, March 15, 2026, the Company effected a one-for-eight (1-for-8) reverse stock split (the “Reverse Stock Split”) of the Common Stock, which began trading on a Reverse Stock Split-adjusted basis on March 16, 2026. Since such date, the Common Stock has maintained the Minimum Bid Price for 10 consecutive business days. As a result, the Company received the Compliance Notice from Nasdaq, noting that the Company has regained compliance with the Rule.

Reverse Stock Split

On November 4, 2025, our stockholders approved a proposal authorizing the Company’s Board of Directors, in its discretion, to amend the Company’s Certificate of Incorporation to effect a reverse stock split of shares of Common Stock, par value $0.0001 (the “Common Stock”), at a ratio of not less than 1-for-2 and not more than 1-for-25, with the exact ratio to be determined by the Board of Directors on or before April 30, 2027.

On March 5, 2026, we filed a Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to (i) effect on the corporate level a one-for-eight (1-for-8) reverse stock split (the “Reverse Stock Split”) of shares of Common Stock. The Reverse Stock Split was effective on March 15, 2026, at 11:59pm Eastern Time.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market on March 16, 2026. As a result of the Reverse Stock Split, every eight (8) shares of the pre-split issued and outstanding shares of Common Stock automatically converted into one (1) post-split share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, registered stockholders entitled to receive fractional shares of Common Stock because they held a number of shares not evenly divisible by the Reverse Stock Split ratio had their fractional share rounded up to the nearest whole number shares of Common Stock. No cash was paid in lieu of fractional shares.

On March 16, 2026, after the Reverse Stock Split was effected, the number of outstanding shares of Common Stock was reduced from approximately 30,059,594 shares to approximately 3,757,449 shares. The Reverse Stock Split had no effect on the number of authorized shares of Common Stock nor the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the Company’s shares of Common Stock (except to the extent that the Reverse Stock Split resulted in some of the stockholders’ fractional shares being rounded up).

Cantor ATM Offering

On January 12, 2026, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we, from time to time, may offer and sell shares (the “ATM Shares”) of our common stock, through or to Cantor, acting as principal and/or sales agent, having an aggregate sales price of up to $4,700,000 (the “ATM Offering”).

Subject to the terms and conditions of the Sales Agreement, Cantor will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares from time to time, based upon the Company’s instructions. The Company has provided Cantor with customary indemnification and contribution rights in favor of Cantor, and Cantor will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares effectuated pursuant to the Sales Agreement.

Sales of the ATM Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, or by any other method permitted by the Sales Agreement and applicable law. The Company has no obligation to sell any of the ATM Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

Through March 31, 2026, the Company sold 419,874 shares of common stock through the ATM Offering, generating net proceeds of $1,306,941.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations during the years ended December 31, 2025 and 2024, both in dollars and as a percentage of our net sales.

	Year Ended December 31,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$12,491,089	100%	$23,364,188	100%
Cost of goods sold	(15,589,637)	-125%	(24,759,530)	-106%
Gross loss	(3,098,548)	-24.8%	(1,395,342)	-6.0%
Operating expenses
General and administrative	6,140,135	49.2%	6,121,955	26.2%
Depreciation and amortization	9,817	0.1%	5,889	0.0%
Total operating expenses	6,149,952	49.2%	6,127,844	26.2%
Loss from operations	(9,248,500)	-74.0%	(7,523,186)	-32.2%
Loss on extinguishment of debt	(103,881)	-0.8%	(241,311)	-1.0%
Interest expense	(3,162,864)	-25.3%	(6,516,512)	-27.9%
Loss on issuance of private placement	-	0.0%	(1,935,934)	-8.3%
Gain on warrant valuation	361,581	2.9%	1,477,870	6.3%
Gain (loss) on sale of assets	1,652	0.0%	(25,075)	-0.1%
Other income (expense)	(46,387)	-0.4%	35,637	0.2%
Total other expense, net	(2,949,899)	-23.6%	(7,205,325)	-30.8%
Net loss before provision for income taxes	(12,198,399)	-97.7%	(14,728,511)	-63.0%
Provision for income taxes	-	0.0%	-	0.0%
Net loss	$(12,198,399)	-97.7%	$(14,728,511)	-63.0%

Net sales.  Our net sales decreased by $10,873,009, or 47%, to $12,491,089 for the year ended December 31, 2025, from $23,364,188 for the year ended December 31, 2024. The decrease in net sales was due to a combination of refinery shutdowns for repairs and refurbishment and the reduction in WTI pricing below the historical average of $85/barrel which correlates to the lower pricing for our end products, including Asphalt by 19%, VGO by 13%, and diesel by 13%. These percentage decreases resulted in a $2,288,502 decrease in revenue. The 2025 reduced production of 77,619 barrels over 2024 resulted in a $8,584,597 decrease in revenue. Management believes purchasing more crude and generating higher production volumes at the refinery will be a driver for anticipated future revenue growth. Please refer to Note 22 to our audited financial statements for segmented financial information.

Cost of goods sold.  Cost of goods sold decreased by $9,169,893, or 37%, to $15,589,637 for the year ended December 31, 2025, from $24,759,530 for the year ended December 31, 2024. During the years ended December 31, 2025 and 2024, the Company recorded depreciation expense related to Foreland refinery of $1,182,590 and $787,560, respectively, as part of cost of goods sold. As a percentage of net sales, cost of goods sold was 125% and 106% for the years ended December 31, 2025 and 2024, respectively. As with our net sales, the decrease in cost of goods sold was due to a reduction in revenues, lower volumes of refined products and lower pricing and did not decrease at the same rate as revenues due to fixed overhead cost. During fiscal year 2024 the Company recognized $770,915 in costs associated with the refinery refurbishment, which included internal fuel, repairs and maintenance, and lab and safety related costs. Management’s plan to improve our cost of goods sold as a percentage of net sales includes increasing the volume of oil refined to create better economy of scale and decreasing transportation costs which is anticipated to enhance gross margin.

Gross profit (loss).  As a result of the foregoing, our gross loss increased by $1,703,206, or 122%, to a gross loss of $3,098,548 for the year ended December 31, 2025, from $1,395,342 for the year ended December 31, 2024. As a percentage of net sales, gross profit (loss) was (24.8)% and (6)% for the years ended December 31, 2025 and 2024, respectively.  Managements plan to improve gross profit by increasing revenues, lowering fixed operational costs and increasing efficiencies through higher production volumes.

General and administrative expenses. Our general and administrative expenses increased by $18,180, or (0)%, to $6,140,135 for the year ended December 31, 2025, from $6,121,955 for the year ended December 31, 2024. As a percentage of net sales, general and administrative expenses were 49.2% and 26.2% for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company recorded share-based compensation expense of $659,134 and $632,205, respectively, as part of general and administrative expenses. Most of the increase in general and administrative expense was due to an increase in compensation expense. Management plans to improve general and administrative expenses as a percentage of sales by increasing revenues, reducing repairs and maintenance, and maintenance fuel one-time costs that occurred as a result of the 2024 refurbishment program.

Depreciation and amortization. Our depreciation and amortization expense increased by $3,928, or 67%, to $9,817 for the year ended December 31, 2025, from $5,889 for the year ended December 31, 2024. In 2025 the increase in depreciation and amortization was primarily due to the depreciation of new fixed assets. As a percentage of net sales, depreciation and amortization was 0.1% and 0.0% for the years ended December 31, 2025 and 2024, respectively. In both years, depreciation and amortization consisted solely of depreciation of the Foreland plant, property and equipment.

Total other income (expense). Total other net expenses was $2,949,899 for the year ended December 31, 2025, as compared to $7,205,325 for the year ended December 31, 2024. Other net expense for the year ended December 31, 2025 consisted of gain on warrant valuation of $361,581, loss on extinguishment of debt of $103,881, and gain on sale of assets of $1,652, offset by interest expense of $3,162,864, as compared to other expense, for the year ended December 31, 2024 which consisted of interest expense of $6,516,512, a loss on extinguishment of debt of $241,311, loss on sale of assets of $25,075, and loss on issuance of private placement of $1,935,934, offset by a gain on warrant valuation of $1,477,870 and other income of $35,637.

During the year ended December 31, 2024, we recorded a one-time expense related to the initial measurement of our warrant liability and recognized a loss on issuance of private placement warrants, totaling $1,935,934. This loss arose from the difference between the fair value of the warrants issued and the proceeds received from the private placement. The fair value of the warrants was calculated using a valuation model, which considers various assumptions such as the underlying stock price, volatility, and the time to expiration of the warrants. The issuance of these warrants was part of a broader capital-raising strategy aimed at securing financing to support the Company’s working capital, growth and strategic initiatives. While the issuance of warrants is a common practice in private placements, it also results in a non-cash charge that impacts the Company’s financial results for the period. This charge reflects the accounting treatment of the warrants under applicable accounting standards, which require the recognition of a loss when the fair value of the warrants exceeds the proceeds received from their issuance. The warrant liability is revalued at each reporting date based on changes in the underlying factors influencing the fair value of the warrants, such as our stock price, volatility, and other market conditions, and on December 31, 2024, a gain on warrant valuation of $1,477,870 was realized. Management believes that this one-time loss related to the warrant liability measurement should be evaluated separately from ongoing operations when assessing our financial performance. During the 2025 period, we incurred significant decrease in interest expense, versus same period in 2024, related to our term debt. This decrease in interest expense is primarily due to the conversion of existing debt to equity. Overall, while this loss impacts the Company’s reported results, it should be viewed in the context of its financing strategy and the overall long-term value it aims to create for shareholders. We continue to evaluate our capital structure to optimize costs and enhance financial stability, considering refinancing options and alternative capital sources where feasible.

During the reporting period, the Company experienced a decrease in other expenses of $4,255,426, primarily due to debt interest and loss on issuance of private placement. This debt was primarily reduced by converting it to equity and paying down a significant portion of it. This debt was used to finance the Company’s ongoing capital program and crude oil purchases. The decision to utilize this form of debt was driven by the need to fund critical capital expenditures required for operational expansion and procurement of necessary crude inventory. The MCA debt is characterized by higher-than-market interest rates, which have contributed to a significant rise in financing costs. The increased interest burden has impacted the Company’s overall financial performance during the period. Management continues to evaluate alternatives to optimize the capital structure and reduce reliance on higher-cost debt instruments moving forward. In addition, the Company is exploring potential refinancing options and strategic initiatives to mitigate the impact of these elevated interest costs. The funds raised through MCA debt have been instrumental in executing the capital program, which includes key investments in infrastructure upgrades and the acquisition of crude oil, both critical to supporting future growth and operations. The Company remains focused on maintaining liquidity and flexibility while working towards minimizing the long-term financial impact of current financing structures. Moving forward, the Company intends to manage debt levels prudently and explore ways to enhance capital efficiency, including the consideration of lower-cost financing alternatives as market conditions evolve.

Provision for income taxes. We had an income tax benefit of $0 and $0 in the years ended December 31, 2025 and 2024, respectively. The Company has had a history of operating losses; thus, the Company has concluded that more than likely than not, the benefit of its deferred tax assets will not be fully realized.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $12,198,399 for the year ended December 31, 2025, as compared to a net loss of $14,728,511 for the year ended December 31, 2024, a decrease of $2,530,112, or (17) %. Management believes net profits will be achieved from increased revenues with purchasing more crude generating higher production volumes, improving gross margins from improving costs of goods as a percentage of sales, as well as improving general and administrative expenses as a percentage of sales by increasing revenues, reduced repairs and maintenance and maintenance fuel one-time costs as a result of the 2024 and 2025 refurbishment program.

Liquidity and Capital Resources

As of December 31, 2025, our cash on hand was $35,370. We had negative operating cash flows for the year ended December 31, 2025, and our monthly cashflow burn rate for the year ended December 31, 2025, was $272,731. In connection with the Foreland Refinery acquisition and PR Spring facility retrofit program, we believe we will continue to have material capital expenditures and face long term cash needs. We anticipate that these needs will be satisfied through the issuance of our debt and/or equity securities until such time as our cashflows from operations will satisfy our cash needs.

As a result of our financial condition, we have included in our consolidated financial statements as of December 31, 2025, and December 31, 2024, a note indicating that there is significant doubt about our ability to continue as a going concern. The opinion on the December 31, 2025, audited financial statements from our independent registered public accounting firm also includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (June 4, 2019) through December 31, 2025, we have incurred accumulated net losses of $36,166,488. To address our going concern, we aim to increase revenues by securing greater volumes of crude oil for our Foreland refinery, which should enhance our contribution margin. From May 2024 to July 2024, significant capital upgrades at the refinery of approximately $691,491 and one-time costs of $770,915 were spent to upgrade the efficiency of the heating process, water treatment process and emissions control process. We believe these costs support the targeted incremental production capacity increase to 3,800 barrels per day at the Foreland refinery, generating more operating cash flow.

The retrofit of PR Spring facility requires $3,500,000 to $4,000,000 in capital funding to complete the placement of several pieces of equipment, including vortex mixing tanks, conveyers and vapor recovery units, as well as tying this equipment to the facility including piping, MCC, emissions reduction, and HAZOP. We anticipate completing this work, including commissioning and startup in the next twelve months from when the necessary funding is obtained.

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

The past due debt referred to above is owed to Libertas Funding LLC in the amount of $4,044,687 and is owed to LendSpark in the amount of $555,650. Provided that neither Libertas nor LendSpark Corporation commence foreclosure proceedings against us, we do not expect any adverse impact on our operations as a result of our past due debt.

On January 12, 2026, we entered into the Sales Agreement with Cantor, pursuant to which we, from time to time, may offer and sell shares of our common stock, through or to Cantor, acting as principal and/or sales agent, having an aggregate sales price of up to $4,700,000. Through March 21, 2026, the Company sold 417,696 shares of common stock through the ATM Offering, generating net proceeds of $1,306,941 If our Common Stock is delisted from Nasdaq, we may not be able to issue any additional ATM shares.

In July 2025, our wholly-owned subsidiary, Foreland Refining Corporation, commenced an offering of its Series A 10% Redeemable Preferred Stock pursuant to Regulation CF.  On October 1, 2025, Foreland completed the sale of 1,182 shares for aggregate proceeds to date of $416,700 from the sale of 4,167 shares.  Foreland intends to continue to sell shares pursuant to the terms of the offering.

Summary of Cash Flow

The following table provides detailed information about our net cash flows from continuing operations for the years ended December 31:

	2025	2024
Net cash used in operating activities	$(3,272,777)	$(7,491,578)
Net cash used in investing activities	(368,059)	(1,481,253)
Net cash provided by financing activities	1,134,708	7,615,111
Effect of exchange rate on cash	(3,080)	(8,203)
Decrease in cash and restricted cash	(2,509,208)	(1,365,923)
Cash and restricted cash, beginning of the year	3,314,913	4,680,836
Cash and restricted cash, end of the year	$805,705	$3,314,913

Our net cash used in operating activities for the years ended December 31, 2025 and 2024, was $3,272,777 and $7,491,578, respectively. Our net cash used in operating activities for the year ended December 31, 2025 consisted of a net loss of $12,198,399, plus amortization of debt issuance costs if $1,473,278, a decrease in accounts receivable of $1,119,209, shared based compensation of $659,134, depreciation and amortization of $1,192,407, amortization of right-of-use asset of $78,488, an increase in operating lease liability of $79,968, an increase in accounts payable and accrued expenses of $2,332,177, an decrease in inventory of $2,470,871, an increase in prepaid expenses of $82,633, and gain on revaluation of warrant liabilities of $361,581.  Our net cash used in operating activities for the year ended December 31, 2024, consisted of a net loss of $14,728,511, primarily amortization of debt issuance costs of $4,465,636 and an increase in inventory of $712,055, offset primarily by a decrease in accounts payable and accrued expenses of $857,802.

Our net cash used in investing activities for the years ended December 31, 2025 and 2024, was $368,059 and $1,481,253, respectively.  Our net cash used in investing activities for the year ended December 31, 2025, consisted of proceeds from sale of assets of $14,060, purchases of property, plant and equipment of $133,636 and purchases of exploration and evaluation assets of $248,483. Our net cash used in investing activities for the year ended December 31, 2024, consisted of purchases of property, plant and equipment of $691,491 and purchases of exploration and evaluation assets of $789,762.

Our net cash provided by financing activities for the years ending December 31, 2025 and 2024, was $1,134,708 and $7,615,111, respectively. Our net cash provided by financing activities for the year ended December 31, 2025, consisted of proceeds from lines of credit of $10,283,930, proceeds from notes payable of $3,025,752, offset by payments on lines of credit of $10,090,920, payments on notes payable of $,1,998,958, and payments of debt issuance costs of $85,470. Our net cash provided by financing activities for the year ended December 31, 2024 consisted of proceeds from lines of credit of $36,645,980, proceeds from notes payable of $19,483,052, proceeds on issuance of preferred stock of $308,000, proceeds on issuance of common stock of $6,550,722, proceeds of exercise of warrants of $4,790,919, offset by payments on lines of credit of $38,446,951, payments on notes payable of $17,032,995, debt discount on note payable of $2,546,660, preferred stock offering costs of $40,874, payments on finance leases of $34,417, and common stock offering costs of $2,061,665.

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

Line of Credit

On December 21, 2022, Foreland entered into an invoice purchase and security agreement and inventory finance rider with an asset-based lender. Under the terms of the invoice purchase and security agreement, Alterna provides an advance of 85% of the amount of the receivables purchased to Foreland and during the time the receivables remain outstanding, is granted a continuing senior security interest in all assets of Foreland, to the extent and in the amount of the receivables purchased. The agreement is senior secured by the sale-ready and pre-sale petroleum product inventory on hand at Foreland and matured on December 21, 2025. Funds drawn under the agreement accrue interest at a per annum rate equal to the sum of the Wall Street Journal Prime Rate plus 2.25%. In addition, a collateral monitoring fee of 0.17% on outstanding advances made is due monthly. Repayment of advances shall be payable from collection of Foreland accounts receivable, including those accounts arising from the sale of the inventory to its customers. As of December 31, 2025, the outstanding amount is $1,453,737.

Convertible Promissory Note

As of December 31, 2025, we had the following convertible notes outstanding.

			Principal Due	Principal Due
		Interest	Year Ended	Year Ended
Lender	Maturity Date	Rate	2025	2024
Private Lender C	November 24, 2026	9%	$2,098,131	$2,092,084
Private Lender A	March 2, 2025	30%	1,588,603	1,216,818
Private Lender E	August 31, 2027	12%	182,245	-
Private Lender E	May 22, 2027	12%	161,353	-
Private Lender E	July 21, 2027	12%	131,848	-
Private Lender E	April 10,2026	12%	102,351	-
Private Lender D	July 16, 2025	5%	$48,794	-
			$4,313,325	$3,308,902
Less: Unamortized debt issuance costs			(77,509)	-
			$4,235,816	$3,308,902

Debt

As of December 31, 2025, we had the following additional debt outstanding.

Lender	Maturity Date	Effective Interest Rate	Principal Balance 2025
Libertas #6	December 6, 2024	58%	$2,388,381
Libertas #5	November 29, 2024	58%	1,187,082
Private Lender A	November 24, 2025	30%	1,131,507
Lendspark #3	March 4, 2025	68%	555,650
Libertas #7	January 7, 2025	66%	379,675
ACMO USOS LLC	March 15, 2021	15%	191,699
Lendspark #4	December 4, 2024	68%	163,795
Libertas #4	September 12, 2024	68%	89,549
USA SBA	March 1, 2026	1%	6,313
			$6,093,651
Less: Unamortized debt issuance costs			(917,708)
			$5,175,943

For a complete description of the terms of these loans, please see Note 13 to our audited consolidated financial statements for the years ended December 31, 2025 and 2024. As noted in such financial statements, while several of the notes listed above are past their maturity date, we have not received any notice of default from the lenders. As of the date of this Form 10-K, approximately $7,618,831 of our outstanding debt is currently past due.

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

Revenue recognition. We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. Revenue is measured based on the amount defined per the contract and recognized when performance obligations within a contract are satisfied, which generally occurs with the transfer of control of the goods to the customer. Substantially all our revenues are derived from product sales that consist of a single performance obligation satisfied at a point in time. Product sales to customers are made under a purchase order, or in certain cases, in accordance with the terms of a master services agreement or similar arrangement, which defines the rights and obligations of each party. Payment terms and conditions vary by contract, although terms generally include a requirement of payments within 30 days. We account for shipping and handling as activities to fulfill the promise to transfer the goods. As such, shipping and handling fees billed to customers in a sales transaction are recorded in sales and shipping and handling costs incurred are recorded in cost of sales.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is accounted for in accordance with ASC 350, Intangibles-Goodwill and Other. We acquired goodwill in our acquisition of Foreland. We evaluate goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

As of December 31, 2025, the Company has performed an assessment of its goodwill for impairment in accordance with applicable accounting standards ASC 350, and ASC 820. Under Step 0 of the impairment test under ASC 350, the Company must assess whether factors exist that indicate it is more likely than not that the carrying value of the reporting unit exceeds its fair value.

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

oFinancial Performance and Future Growth Projections: The Company’s financial performance and growth projections, which underpin the stock price at issuance, have been closely tied to the performance of its reporting units. The future stock issuance will provide capital to support the Company’s expected revenue growth, profit margins, and operating cash flow, all of which contribute to the fair value of the reporting units, and by extension, the goodwill associated with them.

oMarket Sentiment and Investor Confidence: The Company’s ongoing efforts to issue stock at a price that reflects the value of its underlying assets and growth prospects signal strong investor confidence. This positive market sentiment is expected to keep the fair value of the Company’s reporting units above the carrying amount, thereby protecting goodwill from impairment.

By issuing stock at a level that reflects the Company's current and projected performance, the Company aims to ensure the fair value of its reporting units remains well above their carrying value. As a result, the goodwill impairment risk is mitigated, it is more likely than not that goodwill is not impaired, and no further qualitative analysis is deemed necessary as of December 31, 2025. The Company will continue to monitor the financial performance of its reporting units and reassess its goodwill as needed.

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

Impairment of long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. We believe that the future undiscounted net cash flows to be received from our long-lived assets exceed the assets’ carrying values and, accordingly, we have not recognized any impairment losses for the years ended December 31, 2025 and 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, as of and for the years ended December 31, 2025 and 2024, and the report of Tanner LLP ("Tanner"), our independent registered public accounting firm, are set forth in this Annual Report referenced below.

SKY QUARRY INC.

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sky Quarry, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sky Quarry Inc. and subsidiaries (collectively, the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholder’s equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses, with negative cash flows from operations, and has a retained deficit of approximately $36,166,000 as of December 31, 2025. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 2. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

We have served as the Company’s auditors since 2022.

/s/ Tanner LLP

(PCAOB ID 270)

Lehi, Utah

March 31, 2026

Sky Quarry Inc.

Consolidated Balance Sheets

As of December 31, 2025 and December 31, 2024

	2025	2024
ASSETS

Current assets:
Cash	$35,370	$385,116
Accounts receivables	4,688	1,123,897
Prepaid expenses and other assets	609,257	339,124
Inventory	678,365	3,149,236
Total current assets	1,327,680	4,997,373

Property, plant and equipment	5,089,139	6,160,318
Oil and gas properties	8,783,450	8,534,967
Restricted cash	770,335	2,929,797
Right-of-use-asset	35,214	1,115,785
Goodwill	3,209,003	3,209,003

Total assets	$19,214,821	$26,947,243

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,546,064	$4,046,319
Current portion of operating lease liability	36,278	38,422
Current portion of finance lease liability	-	16,120
Warrant liabilities	97,486	459,067
Lines of credit	1,453,737	1,260,727
Current portion of notes payable	8,987,208	6,578,017
Total current liabilities	15,120,773	12,398,672

Notes payable, net of current portion	907,081	2,000,560
Operating lease liability, net of current portion	-	77,824
Finance lease liability, net of current portion	-	971,690
Total liabilities	16,027,854	15,448,746

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Common Stock $0.0001 par value: 2,000,000,000 shares authorized: 3,233,329 and 2,378,401 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2,586	1,903
Additional paid in capital	39,563,657	35,674,391
Accumulated other comprehensive loss	(212,788)	(209,708)
Accumulated deficit	(36,166,488)	(23,968,089)
Total shareholders’ equity	3,186,967	11,498,497

Total liabilities and shareholders' equity	$19,214,821	$26,947,243

See accompanying Notes to Consolidated Financial Statements

Sky Quarry Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2025 and 2024

	2025	2024
Net sales	$12,491,089	$23,364,188
Cost of goods sold	15,589,637	24,759,530
Gross margin	(3,098,548)	(1,395,342)

Operating expenses:
General and administrative	6,140,135	6,121,955
Depreciation and amortization	9,817	5,889
Total operating expenses	6,149,952	6,127,844

Loss from operations	(9,248,500)	(7,523,186)

Other income (expense):
Loss on issuance of private placement	-	(1,935,934)
Interest expense	(3,162,864)	(6,516,512)
Loss on extinguishment of debt	(103,881)	(241,311)
Gain on warrant revaluation	361,581	1,477,870
Other income (expense)	(46,387)	35,637
Gain (loss) on disposal of assets	1,652	(25,075)
Other expense, net	(2,949,899)	(7,205,325)

Loss before provision for income taxes	(12,198,399)	(14,728,511)

Provision for income taxes	-	-
		-
Net loss	(12,198,399)	(14,728,511)

Other Comprehensive Loss
Exchange loss on translation of foreign operations	(694)	(8,203)

Net loss and comprehensive loss	(12,199,093)	(14,736,714)

Loss per common share
Basic and diluted	$(4.41)	$(6.19)
Weighted average shares outstanding
Basic and diluted	2,766,864	2,378,401

See accompanying Notes to Consolidated Financial Statements.

Sky Quarry Inc.

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2025 and 2024

	Preferred Stock Outstanding	Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2024	30,753	$246	2,040,386	$1,630	$22,527,264	$(9,239,578)	$(201,505)	$13,088,057
Preferred share subscription, less offering costs	15,400	123	-	-	267,003			267,126
Common shares issued on preferred share conversion	(46,153)	(369)	29,058	23	346			-
Common shares subscription, less offering cost	-	-	277,982	225	6,215,112	-	-	6,215,337
Debt converted to common shares	-	-	2,800	2	107,506	-	-	107,508
Common stock issued on warrant exercise	-	-	28,175	23	3,064,585	-	-	3,064,608
Share based compensation	-	-	-	-	632,205	-	-	632,205
Stock warrants issued	-	-	-	-	2,860,370	-	-	2,860,370
Other comprehensive loss	-	-	-	-	-	-	(8,203)	(8,203)
Net loss	-	-	-	-	-	(14,728,511)	-	(14,728,511)
Balance December 31, 2024	-	-	2,378,401	1,903	35,674,391	(23,968,089)	(209,708)	11,498,497
Common shares issued for non-cash consideration	-	-	473,585	378	2,027,550	-	-	2,027,928
Debt converted to common shares	-	-	150,093	120	481,779	-	-	481,899
Share based compensation	-	-	231,250	185	658,949	-	-	659,134
Stock warrants issued	-	-	-	-	720,988	-	-	720,988
Other comprehensive loss	-	-	-	-	-	-	(3,080)	(3,080)
Net loss	-	-	-	-	-	(12,198,399)	-	(12,198,399)
Balance December 31, 2025	-	-	3,233,329	$2,586	$39,563,657	$(36,166,488)	$(212,788)	$3,186,967

See accompanying Notes to Consolidated Financial Statements

Sky Quarry Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATION ACTIVITIES
Net loss	$(12,198,399)	$(14,728,511)
Adjustments to reconcile net loss to cash and restricted cash and cash equivalents used in operating activities:
Share based compensation	659,134	632,205
Depreciation and amortization	1,192,407	793,449
Amortization of debt issuance costs	1,473,278	4,465,636
Amortization of ROU asset	78,488	90,990
Loss on issuance of warrants	-	1,936,937
Gain on revaluation of warrant liabilities	(361,581)	(1,477,870)
Loss on extinguishment of debt	103,881	241,311
Loss (gain) on the sale of assets	(1,652)	25,075
Changes in operating assets and liabilities:
Accounts receivable	1,119,209	2,393,572
Prepaid expenses and other assets	(82,633)	(224,738)
Inventory	2,470,871	(712,055)
Accounts payable and accrued expenses	2,354,188	(857,802)
Operating lease liability	(79,968)	(69,777)
Net cash and restricted cash and cash equivalents used in operating activities	(3,272,777)	(7,491,578)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	14,060	-
Purchase of property, plant, and equipment	(133,636)	(691,491)
Purchase of oil and gas development assets	(248,483)	(789,762)
Net cash and restricted cash and cash equivalents used in investing activities	(368,059)	(1,481,253)

CASH FLOWS FROM FINANCING
Proceeds on lines of credit	10,283,930	36,645,980
Payments on lines of credit	(10,090,920)	(38,446,951)
Proceeds from note payable	3,025,752	19,483,052
Payments on note payable	(1,998,958)	(17,032,995)
Debt discount on notes payable	-	(2,546,660)
Payments on finance leases	-	(34,417)
Proceeds on issuance of preferred stock	-	308,000
Preferred stock offering costs	-	(40,874)
Proceeds on issuance of common stock	374	11,341,641
Common stock offering costs	-	(2,061,665)
Payment of debt issuance costs	(85,470)	-
Net cash and restricted cash and cash equivalents provided by financing activities	1,134,708	7,615,111

Effects of exchange rate on cash	(3,080)	(8,203)

Increase (decrease) in cash and restricted cash and cash equivalents	(2,509,208)	(1,365,923)
Cash and cash equivalents and restricted cash, beginning of the period	3,314,913	4,680,836

Cash and restricted cash and cash equivalents, end of the period	$805,705	$3,314,913

See accompanying Notes to Consolidated Financial Statements

Sky Quarry Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$715,453	$6,516,512
Cash paid for taxes	5,788	25,099

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of warrants as loan origination costs	720,988	4,797,277
Common shares issued for non-cash consideration	2,027,928	-
Acquisition of right-of-use assets through financing lease	-	1,022,227
Disposal of right-of-use assets and associated financing lease	980,072	-
Conversion of debt	481,899	107,506

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

2020 Utah (formerly, US Oil Sands (Utah) LLC and USO (Utah) LLC) were incorporated on November 2, 2017, in the State of Delaware. 2020 Utah is engaged in the exploration and development of oil sands properties using the Company’s proprietary solvent extraction technology. Through 2020 Utah, the Company has a 100% working interest in bitumen leases covering 5,930 acres of land in the PR Spring Uintah basin area of Utah.

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

The registration statement for the Company’s Initial Public Offering was declared effective on October 9, 2024. On October 10, 2024, the Company consummated the Initial Public Offering of 139,751 common shares priced at $48.00 per share, generating gross proceeds of $6,708,030.

With the closing of the Initial Public Offering on October 9, 2024, all 46,167 series B preferred shares were automatically converted to common shares pursuant to the series A preferred certificate of designation which became effective on October 10, 2024, in connection with the NASDAQ listing. On October 7, 2024, the Company and JPMorgan Chase Funding Inc. (“JPM”) entered into an agreement for the redemption of one share of series A preferred stock by JPM pursuant to the series A preferred certificate of designation which became effective on October 10, 2024, in connection with the NASDAQ listing. As such there are no preferred shares outstanding as of December 31, 2025.

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

2.GOING CONCERN

These consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes that the Company will be able to realize its assets and satisfy its liabilities in the normal course of business for the foreseeable future. Management is aware, in making its going concern assessment, of material uncertainties related to events and conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. As of December 31, 2025, the Company has an accumulated deficit of $36,166,488. During year ended December 31, 2025, the Company had negative cash flows from operations of $3,272,777. The Company has received $2,509,772 of equity capital and financing capital through private placements during the year ended December 31, 2025.

Without additional financing, the Company does not have sufficient operating cash flows to pay for its expenditures and settle its obligations as they mature. As of December 31, 2025, there is uncertainty in meeting these obligations. The Company does have to raise additional capital in the form of debt, equity and/or warrant exercise proceeds, or a combination thereof, to fund future capital expenditures, retire currently matured and maturing debt obligations and to fund any possible acquisitions. The Company’s current plan includes closely monitoring its growth and operating expenses, refinancing its current debt with longer term debt with amortization schedules that decrease monthly debt service obligations. These actions are intended to mitigate the going concern uncertainties and support the Company’s growth plans in commercializing its extraction technology. There is no assurance, however, that the Company will be successful in these efforts.

The consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary should we be unable to continue as a going concern. These adjustments could be material.

3.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Additionally, under Section 102(b)(1) of the JOBS Act, the Company is not required to comply with new or revised financial accounting standards until such standards apply to private companies. The Company has elected not to opt out of the extended transition period provided under the JOBS Act. As a result, the

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Company will adopt new or revised accounting standards at the time they become applicable to private companies, rather than at the time they become applicable to public companies. This decision may result in differences between the Company’s financial statements and those of other public companies, that either are not emerging growth companies or have elected to opt out of the extended transition period. These potential differences in accounting standards used could make it more difficult to compare the Company’s financial statements with those of other public companies.

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

In the normal course of business, the Company may provide credit terms to its customers based on their credit rating and generally require no collateral. A major customer is one that comprises more than 10% of the Company’s accounts receivable or annual revenue.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Concentrations of revenues were as follows for the years ended December 31:

	2025	2024
Customer A	31%	35%
Customer B	33%	23%
Customer C	24%	22%

Concentrations of accounts receivable were as follows as of December 31:

	2025	2024
Customer C	*	38%
Customer A	*	30%
Customer B	*	27%
Customer E	77%	*
Customer F	16%	*

Concentrations of vendors were as follows for the years ended December 31:

	2025	2024
Vendor A	*	20%
Vendor B	*	13%
Vendor C	*	11%
Vendor D	17%	*

*Vendor did not account for more than 10% of purchases for the year presented.

Translation of foreign currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Transaction gains (losses) on foreign currencies are reflected in other income (expense) and were ($4,732) and $15,179 for the years ended December 31, 2025 and 2024, respectively. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect on that date.

The Company has a foreign currency exposure with respect to its Canadian operations as 2020 Canada operations are in Canada; therefore, US GAAP requires the Company to adjust the value of its investment for changes in foreign currency exchange rates. The Company determines the functional currency of its subsidiaries based upon the primary currency used to generate and expend cash, which is the currency of the country in which the subsidiary is located. For subsidiaries with functional currencies other than the U.S. dollar, the monetary assets and liabilities are translated into U.S. dollars using period-end exchange rates. The resulting foreign currency translation losses are deferred as other comprehensive loss and reclassified to earnings only upon sale or liquidation of that business. The foreign currency translation losses of $694 and $8,203 for the years ended December 31, 2025 and 2024, respectively, were recorded in accumulated other comprehensive loss.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term, highly liquid investments that are readily convertible to known amounts of cash, which are subject to an insignificant risk of changes in value. These investments are considered cash equivalents if they have a maturity of three months or less from the date of acquisition. The Company’s cash and cash equivalents are held in various financial institutions and are subject to the standard terms and conditions applicable to deposit accounts at those institutions. Cash and cash equivalents totaled $35,370 and $385,116 as of December 31, 2025 and 2024, respectively.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Accounts receivables

Accounts receivables are recorded at their invoice amount and do not bear interest, are stated at the amount management expects to collect from outstanding balances and are included in current assets and totaled $4,688 and $1,123,897 as of December 31, 2025 and 2024, respectively. The allowance for credit losses is estimated based on historical experience, aging of the receivable, the counterparty’s ability to pay, and the condition of the general economy and industry. The allowance for credit losses reflects the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable at the end of the year; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company pools account receivables based on risk characteristics, which include type of customer and age of open balance. Account balances are charged against the allowance when management determines that the probability for collection is remote. Management determined that an allowance for doubtful accounts was not necessary as of December 31, 2025 and 2024.

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

Site development costs are initially capitalized, or suspended, pending the determination of proved reserves. If proved reserves are found, site development costs remain capitalized as proved properties. Costs of unsuccessful site developments are charged to exploration expense. For site development costs for reserves that cannot be classified as proved, costs continue to be capitalized as suspended exploratory site development costs if there have been sufficient reserves found to justify completion as a producing site and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If management determines that future development activities are unlikely to occur, associated suspended exploratory development costs are expensed. In some instances, this determination may take longer than one year. The Company reviews the status of all suspended site development costs quarterly.

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

Sky Quarry Inc.

Notes to Consolidated Financial Statements

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

The Company capitalizes interest costs incurred and attributable to material unproved oil and gas properties and major development projects of oil and gas properties. As of December 31, 2025 and 2024, the Company had no proved reserves assigned to its properties.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is accounted for in accordance with ASC 350, Intangibles-Goodwill and Other.  The Company acquired goodwill in its acquisition of Foreland. The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For the years ended December 31, 2025 and 2024, the Company did not recognize an impairment related to goodwill.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Restricted cash and cash equivalents

Restricted cash and cash equivalents consist of cash and cash deposit amounts that are contractually restricted as to usage or withdrawal and represent surety bonds with the State of Utah in connection with mineral leases regarding the PR Spring facility property.

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

The lease liability will be equal to the present value of lease payments, and the right-of-use (“ROU”) asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.

The Company adopted the standard using the modified retrospective transition method, as permitted, on its effective date of January 1, 2019, and therefore did not adjust prior comparative periods as permitted by the codification improvements issued by FASB in July 2018. Additionally, the Company elected the package of practical expedients which permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. Additionally, we have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. Furthermore, we adopted the expedient for land easements as specified in ASC 842-10-65-1(gg).

There was no material impact to our consolidated income statement (see Note 7 below for more information). The lease liabilities are based on the present value of the remaining minimum lease payments, determined under ASC 842, discounted using our secured incremental borrowing rate at the lease commencement date, using the original lease term as the tenor. As permitted under ASC 842, we elected the package of practical expedients which streamlined the assessment process.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. Liabilities for environmental remediation or restoration claims resulting from allegations of improper operation of assets are recorded when it is probable that obligations have been incurred and the amounts can be reasonably

Sky Quarry Inc.

Notes to Consolidated Financial Statements

estimated. Expenditures related to such environmental matters are expensed or capitalized in accordance with the Company’s accounting policy for property and equipment.

Revenue recognition

Foreland Refinery operations are the only operating source of revenue. PR Spring facility is not in operation.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is measured based on the amount defined by the contract and recognized when performance obligations within a contract are satisfied, which generally occurs with the transfer of control of the goods to the customer. Substantially all the Company’s revenues are derived from product sales that consist of a single performance obligation satisfied at a point in time.

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

Payment terms and conditions vary by contract, although terms generally include a requirement for payments within 30 days.

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

The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2025 and 2024.

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

Fair value measurements

The fair value hierarchy under the accounting standard for fair value measurements consists of the following three levels:

-Level 1 — Quoted prices in active markets that we can access for identical assets or liabilities;

-Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market; and

Sky Quarry Inc.

Notes to Consolidated Financial Statements

-Level 3 — Valuations using significant inputs that are unobservable in the market and include the use of judgment by management about the assumptions market participants would use in pricing the asset or liability.

The following table summarizes financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
Asset/Liability	Fair Value at December 31, 2025	(Level 1)	(Level 2)	(Level 3)	Valuation Techniques	Significant Inputs
Warrant Liability	$97,486	-	-	$97,486	Option pricing models	Volatility, exercise price, time to maturity

Recently issued accounting pronouncements

Not Yet Adopted

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

4.INVENTORY

Inventory consisted primarily of raw crude, chemicals, and finished goods. Inventory consisted of the following as of December 31:

	2025	2024
Finished goods	$136,717	$2,345,727
Raw materials	323,034	558,700
Chemicals	218,614	244,809
Total	$678,365	$3,149,236

Sky Quarry Inc.

Notes to Consolidated Financial Statements

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

Cost
January 1, 2024	$63,800
Additions	-
December 31, 2024	63,800
Additions	18,040
December 31, 2025	$81,840

Accumulated Amortization
December 31, 2025 and 2024	-

Carrying Amounts
December 31, 2025	$81,840

The carrying amounts of the mineral leases are included in the totals of Oil and Gas Properties in Note 6. During the years ended December 31, 2025 and 2024, the Company did not record any amortization of the lease rights as operations have not yet commenced.

Terms of the SITLA Leases are set forth in the table below.

	Gross	Net	Lease Expiry Date	Annual Rent	Annual Advance Minimum Royalty	Production Royalty Rate
Reference	Acres	Acres	(1)	(2)	(3)	(4)
ML-49927	4,319.9	4,319.9	1/31/2030	$4,320	$410,400	10%
ML-51705	1,560.0	1,560.0	1/31/2030	1,560	15,600	8%

Total	5,879.9	5,879.9		$$5,880	$$426,000

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

Sky Quarry Inc.

Notes to Consolidated Financial Statements

6.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment comprise of the following as of December 31:

	2025	2024
Buildings	$1,575,000	$1,575,000
Machinery and equipment	6,167,616	6,090,886
Office furniture and equipment	34,401	9,873
Total property, plant and equipment	7,777,017	7,675,759
Less: Accumulated depreciation and amortization	(2,687,878)	(1,515,441)
Property, plant and equipment, net	$5,089,139	$6,160,318

Eagle Springs Refinery consists of tanks, buildings, refining processing equipment, shops, labs, and equipment. For Eagle Springs Refinery, each class of property, plant and equipment is estimated to have a useful life of 5 years and are being amortized over a straight-line basis.

Depreciation and amortization expense totaled $1,192,407 and $793,449 for the years ended December 31, 2025 and 2024, respectively.

7.OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following as of December 31:

	2025	2024
Balance, beginning of period	$8,534,967	$7,745,205
Disposal	(252,334)	-
Additions	500,817	789,762
Balance, end of period	$8,783,450	$8,534,967

Oil and gas properties, located in the eastern Utah tar sands, include undeveloped lands, unproved properties, research and development equipment, mining equipment and seismic costs where management has not fully evaluated for technical feasibility and commercial viability.

As of December 31, 2025, the Company holds oil and gas assets representing more than 10% of the total assets, which are primarily the PR Spring facility costs, which includes all direct costs incurred to acquire or construct the assets, including tanks, buildings, extraction processing equipment, shop, lab and equipment. The costs of the PR Spring facility under construction are capitalized as part of oil and gas properties. These costs include direct materials, labor, and overhead attributable to the construction activities. As the facility is not yet operational, depreciation has not commenced. The construction project is classified as "construction in progress" until the PR Spring facility is placed into service. Once the asset is ready for its intended use, depreciation will begin based on its estimated useful life. The Company evaluates oil and gas properties for impairment in accordance with ASC 360-10-35. If indicators of impairment arise, the Company will assess the recoverability of the asset’s carrying value by comparing the asset’s carrying amount to the undiscounted future cash flows expected to be generated by the asset. If impairment is identified, the asset will be written down to its fair value. As of December 31, 2025, the Company has determined that there has been no impairment of the PR Spring facility under construction, as there are no indicators suggesting a decline in the asset's recoverable value. The Company has no proved reserves, and there have been no significant changes in reserves during the reporting period. The capitalized costs related to these oil and gas assets amount to $8,783,450, recorded at full cost, are not being depreciated and amortized as the facility is still under construction. Additions during the years ended December 31, 2025 and 2024, relate to development and construction of the extraction facility at PR Spring. There were no costs associated with well exploration during the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, the Company had disposals in the amount of $252,334.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

PR Springs has not commenced active extraction of reserves. Consequently, the Company is not required to provide reserve quantities or future cash flow disclosures in accordance with ASC 935-235-50-2. Based on our analysis of the asset group, we have determined that no impairment is necessary as of the reporting date. The carrying amounts of the development-stage extraction facility and related oil and gas properties are fully supported by projected future cash flows, which are derived from reasonable and supportable assumptions regarding commodity prices, expected production rates, and operating costs once the assets are operational. Additionally, no significant adverse changes in the economic environment, regulatory landscape, or project costs have occurred to suggest that the recoverable amount of these assets is less than their carrying value. As such, the assets continue to meet the criteria for capitalization, and no impairment loss has been recognized in accordance with ASC 360-10-35. Further, under ASC 932-360-35-19, the impairment analysis specifically considers the recoverability of costs capitalized for oil and gas properties in the development phase. As these costs are expected to be recoverable through future production, no impairment charge is required as of December 31, 2025 or 2024.

8.RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company currently leases office space, which is classified as operating leases, and leases remote camp accommodations which are classified as finance leases under ASC 842.

The components of operating lease expense, associated with the Company’s leasing of office space, consisted of amortization of the right-of-use asset of $78,488 and $90,990 during the years ended December 31, 2025 and 2024, respectively, and accretion of the lease liability of $7,513 and $15,156 for the years ended December 31, 2025 and 2024, respectively.

The weighted average remaining lease term in years was .42 and 1.42 as of December 31, 2025 and 2024, respectively. The weighted average discount rate as of December 31, 2025 and 2024, was 10.25%.

Amortization expense on operating leases is included as part of general and administrative expenses on the income statement. The total lease expense recognized on the income statement is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

The following table reconciles the undiscounted future cash flows for the next five years and thereafter the operating lease liabilities recorded within the consolidated balance sheet as of December 31, 2025:

2026	$36,898
Total lease payments	36,898
Less: amounts representing interest	(620)
Present value of lease liabilities	$36,278

The components of finance lease expense, associated with the Company’s leasing of remote accommodation camps, consisted of amortization of the right-of-use asset of $65,285 and $20,144 during the years ended December 31, 2025 and 2024, respectively, and accretion of the lease liability of $2,357 and $103,117 during the years ended December 31, 2025 and 2024, respectively.

The weighted average remaining lease term in years was 0.42 as of December 31, 2025. The weighted average discount rate as of December 31, 2025 was 10.25%.

Amortization expense on financing leases is included as part of general and administrative expenses on the statement of operations. The total lease expense recognized on the statement of operations is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Included in the total finance lease expense for the year ended December 31, 2025, is approximately $110,000 in demobilization costs associated with the decommissioning and removal of the remote accommodation camps at the end of the lease term. These costs have been capitalized as part of the lease liability and right-of-use asset and are being recognized over the term of the lease.

This lease agreement was terminated in June of 2025.

9.GOODWILL

Goodwill is derived from the acquisition of Foreland in 2022. Goodwill recognized from the acquisition was $3,209,003.

10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31:

	2025	2024
Trade accounts payable	$2,668,663	$2,777,698
Accrued expenses	1,831,702	1,220,373
Accrued vacation	45,510	45,859
Sales tax payable	189	2,389
	$4,546,064	$4,046,319

11.WARRANT LIABILITY

The details of warrant liability transactions are as follows for the years ended December 31:

	2025	2024
Beginning balance	$459,067	$-
Fair value upon issuance of warrants	-	1,936,937
Change in fair value	(361,581)	(1,477,870)
Ending balance	$97,486	$459,067

On August 27, 2024, as consideration for the reduction of weekly payments to certain lenders during the Company’s Reg A Offering, the Company issued common stock, warrants to purchase (“Purchase Warrant”) up to an aggregate of 78,125 shares of the Company’s common stock (the “Common Warrants”) at $4.50 per share.

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

During the years ended December 31, 2025 and 2024, the Company recognized change in fair value of the warrant liability of $361,581 and $1,477,870, respectively.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

All changes in the fair value of the warrant liabilities are recognized as a change in fair value of warrant liability in the Company’s consolidated statements of operations until they are either exercised or expire.

The warrant liabilities for the Common Warrants were valued using a Black Scholes pricing model with the following weighted average assumptions as of December 31:

	2025	2024
Stock price	$0.22	$1.28
Risk-free interest rate	3.73%	4.38%
Expected volatility	139%	85%
Expected life (in years)	3.65	4.4
Expected dividend yield	-	-
Fair value of warrants	$97,486	$459,067

12.LINES OF CREDIT

The lines of credit consisted of the following as of December 31:

	2025	2024
Invoice purchase and security agreement	$1,453,737	$743,482
Inventory finance rider	-	517,245
	$1,453,737	$1,260,727

On December 21, 2022, Foreland entered into an Invoice Purchase and Security Agreement (the “IPSA”) and inventory finance rider (the “Rider”) with Alterna Capital Solutions, LLC (“Alterna”). Under the terms of the IPSA, Alterna provides an advance of 85% of the amount of the purchased receivables to Foreland and during the time the receivables remain outstanding, is granted a continuing senior security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables. The Rider provides a standby security for certain letters of credit in place with certain crude oil suppliers to Foreland. The letters of credit are adjusted periodically to correlate with the price and quantities of purchased heavy crude oil. The Agreement is senior secured by the sale-ready and pre-sale petroleum product inventory on hand at Foreland and matured on December 21, 2025. Funds drawn under the agreement accrue interest at a per annum rate equal to the sum of the Wall Street Journal Prime Rate of 7.50% plus 2.25%. In addition, a collateral monitoring fee of 0.17% on outstanding advances made is due monthly. Repayment of advances shall be payable from collection of Foreland accounts receivable, including those accounts arising from the sale of the inventory to its customers.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

13.DEBT

Debt consisted of the following as of December 31:

Lender / Merchant	Maturity Date	Effective Interest Rate	Principal Balance 2025	Principal Balance 2024
Libertas #6	December 6, 2024	58%	$2,388,381	$2,602,031
Libertas #5	November 29, 2024	58%	1,187,082	1,398,582
Private Lender A	November 24, 2025	30%	1,131,507	-
Lendspark #3	March 4, 2025	68%	555,650	1,058,744
Libertas #7	January 7, 2025	66%	379,675	591,175
ACMO USOS LLC	March 15, 2021	15%	191,699	191,699
Lendspark #4	December 4, 2024	68%	163,795	688,468
Libertas #4	September 12, 2024	68%	89,549	301,049
USA SBA	March 1, 2026	1%	6,313	44,474
Libertas #8	March 6, 2025	68%	-	190,140
			$6,093,651	$7,066,362
Less: Unamortized debt issuance costs			(917,708)	(1,796,687)
			$5,175,943	$5,269,675

As of December 31, 2025, the maturity date of debt is as follows:

Due in less than one year	$6,093,651
Due in more than one year, but less than two years	-
Less: Unamortized debt issuance costs	(917,708)
$5,175,943

The past due debt referred to above is owed to Libertas Funding LLC in the amount of $4,044,687, is owed to LendSpark the amount of $719,446, Private Lender A is owed $1,131,507, and ACMO USOS LLC is owed $191,699. Provided that neither Libertas nor LendSpark Corporation commence foreclosure proceedings against us, we do not expect any adverse impact on our operations as a result of our past due debt.

The debt terms related to private lenders are as follows:

On July 24, 2025, the Company entered into a business loan with KF Business (private lender A) in the amount of $1,000,000. This loan carries a rate of 30% and matured on November 24, 2025, and is secured by all assets of 2020 Resources. As an inducement for advancing the note, the lender was issued 62,500 shares valued at the market price of $5.50 per share in addition to 250,000 share purchase warrants, each granting the holder the right to purchase one common share of the company at a price of $5.60 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants and shares issued were recorded separately as debt discount and amortized over the term of the debt.

On September 9, 2025, Foreland entered into a one-month forbearance agreement with LendSpark Corporation to forebear foreclosing the debt from August 1, 2025, to August 31, 2025, in exchange for 12,500 shares of Sky Quarry common stock. The expense was recognized as interest in September 2025, with a value of $61,270 based on recent common stock sales for cash of $4.90 per share.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

On August 27, 2024, the Company entered into a promissory note for $1,200,000 from private lender A. The note was secured by the 2020 Resources LLC’s Solar Turbine, bears interest at 10% per month, with a minimum interest of $150,000, and matured on October 14, 2024. Repayment of the note is based on proceeds from the Reg A Offering with distribution of escrow funds of 100 percent (100%) of the outstanding loan amount to private Lender A. As inducement for advancing the note, the lender was issued 93,750 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $36.00 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On October 10, 2024, the note was repaid in full.

On June 20, 2024, the Company entered into a promissory note for $800,000 from private lender A. The note was secured by the 2020 Resources LLC’s Solar Turbine, which bears interest at 10% per month, with a minimum interest of $100,000, and matured on August 20, 2024. Repayment of the note was to be paid from the proceeds of the Warrant Offering with distribution of escrow funds of sixty percent (60%) to private Lender A. As inducement for advancing the note, the lender was issued 25,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $21.60 per share for a period of five years from the issuance date. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On July 18, 2024, the note was repaid in full.

On June 13, 2024, the Company entered into a promissory note for $122,500 from private lender C. The note was unsecured, carries an original issue discount (“OID”) of $22,500, providing the initial purchase price of $100,000 and matured on August 12, 2024. Repayment of the note was to be made on the earlier of (a) sixty days; or (b) the date that the Company receives a minimum of $1,000,000 in funding from sale of convertible notes, sale of equipment, or proceeds from the Warrant Offering. As inducement for advancing the note, the lender was issued 6.250 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $36.00 per share for a period of five years from the issuance date of the warrants. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On July 22, 2024, the note was repaid in full.

On June 3, 2024, Foreland entered into a business loan and security agreement with Clearview Funding Group LLC. for a loan in the amount of $105,000. The loan was repaid in 8 equal weekly payments of $17,063 for total repayment of $136,000. The loan is secured by the 2020 Resources Solar Turbine. As inducement for advancing the note, the lender was issued 12,500 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $36.00 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On July 29, 2024, the note was repaid in full.

On May 16, 2024, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $900,000 (LendSpark #4”). The loan is repaid in 40 equal weekly payments of $30,750 for total repayment of $1,215,000. The loan is secured by all of the assets of Foreland. As inducement for advancing the note, the lender was issued 12,500 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $36.00 per share for a period of three years from the issuance date of the warrants. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On April 25, 2025, as an inducement to negotiate and enter into a forbearance agreement the amount owing was increased by $32,108. This forbearance expired August 31, 2025.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

On April 30, 2024, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $1,500,000 (LendSpark #3”). The loan is repaid in 44 equal weekly payments of $45,000 for total repayment of $1,980,000. The loan is secured by all the assets of Foreland. Subsequent to April 30, 2024, as inducement to a reduction in payment the lender was issued 31,250 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $36.00 per share for a period of five years from the issuance date of the warrant. The warrants were classified as liabilities and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. Subsequent to December 31, 2024, as inducement to a reduction in payment the warrant agreement was amended to reduce the price to $11.20 per share and the incremental fair value warrants were recorded to debt issuance costs.

On June 14, 2023, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $1,500,000 (LendSpark #1”). The loan is repaid in 44 equal weekly payments of $45,000 for total repayment of $1,980,000. The loan is secured by all of the assets of Foreland. On April 19, 2024, the loan was repaid in full.

On February 21, 2023, the Company entered into a binding term sheet with private lender A for a convertible loan of $1,000,000 and was personally guaranteed and secured by members of the Board and received a deposit of $400,000. During the course of loan document preparation, it was determined that certain terms agreed to in the term sheet could not be completed. On April 6, 2023, the parties amended the terms of the term sheet by way of a debt satisfaction agreement under which the unsecured deposit, plus accrued interest calculated at 20% per annum, would be repaid on or before May 21, 2023, after which amounts unpaid would incur interest at the rate of 30% per annum. As inducement to enter into the debt satisfaction agreement, the lender was issued 83,334 common share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $21.60 per share for a period of five years from the issuance date. The warrants were classified as equity and the fair value of the warrants was recorded separately as debt discount and amortized over the term of the debt. On July 18, 2024, the loan was repaid in full.

On January 23, 2023, the Company entered into a promissory note for $100,000 from private lender B. The note was unsecured, bears interest at 20% per annum and matured on March 23, 2023. As inducement for advancing the note, the lender was issued 834 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $48.00 per share for a period of two years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. The loan has been repaid as of October 24, 2024.

LIABILITY FOR SALE OF FUTURE REVENUES

As of December 31, 2025, the Company is party to several agreements related to the sale of future revenues with Libertas Funding, LLC (“Libertas”), a total of four agreements remain outstanding, and one agreement has been terminated during the year ended December 31, 2025.  The agreements, summarized below, contain substantially the same terms and conditions and grant a continuing security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Interest and discounts related to the agreements are amortized to expense over the estimated term of the agreements, which is anticipated to be between 10 to 12 months from the funding of each agreement. During the year ended December 31, 2025, the Company amortized an aggregate of $243,929 discount, respectively, to interest expense. Unamortized interest and discounts in the aggregate is $896,394 as of December 31, 2025. As inducement to a reduction in payment the lender was issued 4,688 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $36.00 per share for a period of five years from the issuance date of the warrant. The warrants were classified as debt and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On December 30, 2024, as further inducement to a reduction in payment the warrant agreement was amended to reduce the price to $6.64 per share.

On May 16, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $665,000 of future sales receipts (“Libertas #8”) for gross proceeds of $500,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $15,833 until the amount sold is extinguished. As inducement for advancing the note, the lender was issued 46,875 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $36.00 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On December 30, 2024, as further inducement to a reduction in payment the warrant agreement was amended to reduce the price to $6.64 per share. This amendment was classified as debt and the incremental fair value warrants were recorded to interest expense. As of December 31, 2025, exclusive of debt discounts, the remaining outstanding was zero.

On February 19, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,386,000 of future sales receipts (“Libertas #7”) for gross proceeds of $1,018,500. Under the agreement, Foreland will make weekly delivery of receivables not less than $30,000 until the amount sold is extinguished. As of December 31, 2025, a total of $379,675, exclusive of debt discounts, remained outstanding.

On January 18, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $4,224,000 of future sales receipts (“Libertas #6”) for gross proceeds of $3,300,000, of which $884,667 was used to pay off the Libertas September 14, 2023, agreement. Under the agreement, Foreland will make weekly delivery of receivables not less than $91,429 until the amount sold is extinguished. As of December 31, 2025, a total of $2,388,381, exclusive of debt discounts, remained outstanding.

On January 11, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $2,632,852 of future sales receipts (“Libertas #5”) for gross proceeds of $2,056,916, of which $796,916 and $1,260,000 was used to pay off the Libertas May 17, 2023, and June 30, 2023, agreements respectively. Under the agreement, Foreland will make weekly delivery of receivables not less than $56,988 until the amount sold is extinguished. As of December 31, 2025, a total of $1,187,082, exclusive of debt discounts, remained outstanding.

On October 25, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,731,660 of future sales receipts (“Libertas #4”) for gross proceeds of $1,302,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $37,482 until the amount sold is extinguished. As of December 31, 2025, a total of $89,549, exclusive of debt discounts, remained outstanding.

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

On May 17, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $2,560,250 of future sales receipts (“Libertas #1”) for gross proceeds of $1,925,000, of which $575,357 was applied to pay off Libertas’s agreement dated February 21, 2023. Under the agreement, Foreland will make weekly delivery of receivables not less than $55,417 until the amount sold is extinguished. This liability was fully paid during the year ended December 31, 2024.

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

As of December 31, 2025, the Company had the following unamortized debt discounts related to the Libertas agreements:

		Gross	Unamortized
Lender	Date Issue	Discount	Discount
Libertas #4	October 25, 2023	$449,737	$22,219
Libertas #5	January 11, 2024	575,936	259,674
Libertas #6	January 18, 2024	990,000	522,459
Libertas #7	February 19, 2024	397,500	92,042
Libertas #8	May 16, 2024	175,000	-
		$2,588,173	$896,394

On April 19, 2024, Foreland entered into an agreement for the sale of future receivables with Parkside Funding for the sale of $552,000 of future sales receipts for gross proceeds of $400,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $27,600 until the amount sold is extinguished. This liability was fully paid during the year ended December 31, 2024.

On April 19, 2024, Foreland entered into an agreement of sale of future receivables with UFS West for the sale of $552,000 of future sales receipts for gross proceeds of $400,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $27,600 until the amount sold is extinguished. This liability was fully paid during the year ended December 31, 2024.

Mandatorily redeemable preferred stock:

			Principal	Principal
		Effective	Balance	Balance
	Maturity	Interest	December 31,	December 31,
Lender / Merchant	Date	Rate	2025	2024
Private Lender F	October 2, 2030	10%	$179,500	$-
Private Lender F	October 2, 2030	10%	117,500	-
Private Lender F	October 2, 2030	10%	118,200	-
Private Lender F	October 2, 2030	10%	42,500	-
Private Lender F	October 2, 2030	10%	55,600	-
			513,300	-
Less: Unamortized debt issuance costs			(30,770)	-
			$482,530	$-

Sky Quarry Inc.

Notes to Consolidated Financial Statements

As of December 31, 2025, the maturity date of the mandatorily redeemable preferred stock is as follows:

Due in less than one year	$-
Due in more than one year	513,300
Less: Unamortized debt issuance costs	(30,770)
$482,530

On July 22, 2025, Foreland received $159,211 (net of fees and holdback) in funding from issuance of preferred stock in Foreland Refinery of $179,500. The company issued 1,795 of preferred shares in Foreland Refining valued at the market price of $100 per share which are automatically redeemed after five years. This agreement has a term of 5 years, with interest/dividends accrued annually at a rate of 10%.

On August 7, 2025, Foreland received $103,856 (net of fees and holdback) in funding from issuance of preferred stock in Foreland Refinery of $117,500. The company issued 1,175 of preferred shares in Foreland Refining valued at the market price of $100 per share which are automatically redeemed after five years. This agreement has a term of 5 years, with interest/dividends accrued annually at a rate of 10%.

On October 1, 2025, Foreland received $107,120 (net of fees and holdback) in funding from issuance of preferred stock in Foreland Refinery of $118,200. The company issued 1182 of preferred shares in Foreland Refining valued at the market price of $100 per share which are automatically redeemed after five years. This agreement has a term of 5 years, with interest/dividends accrued annually at a rate of 10%.

On November 21, 2025, Foreland received $52,199 (net of fees and holdback) in funding from issuance of preferred stock in Foreland Refinery of $42,500. The company issued 425 of preferred shares in Foreland Refining valued at the market price of $100 per share which are automatically redeemed after five years. This agreement has a term of 5 years, with interest/dividends accrued annually at a rate of 10%.

On December 26, 2025, Foreland received $53,551 (net of fees and holdback) in funding from issuance of preferred stock in Foreland Refinery of $55,600. The company issued 556 of preferred shares in Foreland Refining valued at the market price of $100 per share which are automatically redeemed after five years. This agreement has a term of 5 years, with interest/dividends accrued annually at a rate of 10%.

In July 2025, the Company’s wholly-owned subsidiary, Foreland Refining Corporation ("Foreland”), commenced an offering of its Series A 10% Redeemable Preferred Stock ("Preferred Stock”) pursuant to Regulation C ("Reg CF Offering”).  On October 1, 2025, Foreland completed the sale of 1,182 shares of Preferred Stock for aggregate proceeds to date from the Reg CF Offering of $416,700 from the sale of 4,167 shares of Preferred Stock.  Foreland intends to continue to sell shares of its Preferred Stock pursuant to the terms of the Reg CF Offering. All amounts are classified as notes payable on the balance sheet.

Pursuant to the terms of the Reg CF Offering, Foreland is offering up to $1,235,000 of its Preferred Stock at a price of $100.00 per share.  The material terms of the Preferred Stock are set forth below:

The Preferred Stock carries an annual dividend payment of ten percent (10%) ("Preferred Dividend”). The dividend on the Preferred Stock shall accrue, beginning from the date of issuance. Preferred Dividends shall be computed on the basis of the actual number of days elapsed and a 365-day year. The Preferred Dividends shall accrue and be paid to the holder of the Preferred Stock within fifteen (15) days of the end of each calendar year.  The Preferred Stock will be senior preferred equity of Foreland and contain customary provisions restricting the payment of dividends on, and the repurchase of, junior and pari passu equity at any time when all Preferred Dividends on the Preferred Stock have not been paid in full in cash.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

The Preferred Stock is not convertible into shares of Foreland’s common stock and does not have any voting rights.

Holders of the Preferred Stock shall receive a royalty of $0.75 (for every $1 million of Preferred Stock, prorated for lesser amounts) per barrel of crude oil refined and sold by Foreland at all times while the Preferred Stock is outstanding ("Royalty Payment”). The Royalty Payment shall be paid to the holders of the Preferred Stock within thirty (30) days of Foreland’s annual financial statements being audited and filed with the SEC as part of its parent company’s, Sky Quarry Inc. ("Sky Quarry” or "Parent Company”), obligations to file a Form 10-K with the SEC ("Royalty Payment Date”).  The amount of the annual Royalty Payment shall not exceed an aggregate return of more than twenty-five percent (25%) per annum to the holders of the Preferred Stock, inclusive of the annual 10% Preferred Dividend.

The Preferred Stock shall be redeemed by Foreland on the date that is five (5) years after the date of issuance ("Automatic Redemption Date”) at a price equal to the liquidation preference. If the Preferred Stock is redeemed prior to the Automatic Redemption Date between the date of issuance and the date that is: (i) thirty-six (36) months thereafter, the Preferred Stock may be redeemed by Foreland in whole or in part in its sole discretion at a price equal to 110% of the liquidation preference; (ii) between thirty-six (36) months and forty-eight (48) months after the issuance of the Preferred Stock, the Preferred Stock may be redeemed by Foreland in whole or in part in its sole discretion at a price equal to 105% of the liquidation preference; or (iii) between forty-eight (48) months after the issuance of the Preferred Stock and the Automatic Redemption Date, the Preferred Stock may be redeemed by Foreland in whole or in part in its sole discretion at a price equal to 103% of the liquidation preference. If the Preferred Stock is redeemed prior to the Automatic Redemption Date, the holder of the Preferred Stock shall be entitled to their Royalty Payment through the date of redemption.

14.CONVERTIBLE NOTE PAYABLE

On May 16, 2024, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $900,000 (LendSpark #4). The loan is repaid in 40 equal weekly payments of $30,750 for total repayment of $1,215,000. The loan is secured by all of the assets of Foreland. As an inducement for advancing the note, the lender was issued 12,500 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $36.00 per share for a period of three years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On April 25, 2025, as an inducement to negotiate and enter into a forbearance agreement the amount owing was increased by $32,108. This forbearance expired August 31, 2025. On December 11, 2025, the Company issued 87,498 shares of its common stock ("Initial Shares”) to LendSpark Corporation ("LendSpark”) pursuant to the terms of a settlement agreement entered into between the Company and LendSpark on December 1, 2025 ("Settlement Agreement”). The Settlement Agreement settled $491,384 due and owing from Foreland Refining Corporation, the Company’s wholly-owned subsidiary, to LendSpark pursuant to the terms of the business loan and security agreement dated May 16, 2024. In addition to the Initial Shares, LendSpark is entitled to the issuance of an additional 87,498 shares of its common stock ("Additional Shares”) in full settlement of all amounts due to LendSpark pursuant to the terms of the Settlement Agreement. The Company also issued an additional 8,750 shares of its common stock to LendSpark for fees incurred by LendSpark in connection with the settlement. All of the shares described above were issued pursuant to Section 3(a)(10) of the Securities Act.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

On December 2, 2024, the Company entered into a promissory note for $1,200,000 from private lender A. The Note is convertible into shares of our common stock at a conversion price of $6.72 per share at any time after the issuance date of the Note. As an inducement for advancing the note, the lender was issued 150,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $6.72 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and are being amortized over the term of the debt. The Company also amended previous warrant agreements dated April 6, 2023, June 19, 2024, and August 27, 2024, agreeing to extend the exercise period to five years from the issuance date of the amendment. On April 24, 2025, as an inducement for extending the maturity date to June 2, 2025, the Company agreed to reduce the exercise price of each of the warrants to $5.60 per share and agreeing the default rate of interest of the Note be calculated retroactively to December 2, 2024.

On November 24, 2023, the Company issued a promissory note in the amount of $2,000,000, convertible at the election of the holder into shares of common stock at an exercise price of $36.00 post reverse split, with a maturity date of November 24, 2026. The note has a term of thirty-six months and bears interest at a rate of 9% per annum payable semi-annually, with any outstanding interest and principal due on maturity. On April 30, 2024, the note holder elected to convert the accumulated interest as of December 31, 2023, totaling $18,247 to 476 shares of common stock, and on June 30, 2024, elected to convert the accumulated interest from January 1, 2024, to June 30, 2024, totaling $89,260 to 2,325 shares of common stock.

On April 16, 2025, the Company issued a promissory note in the amount of $100,000 to private lender D, convertible at the election of the holder into shares of common stock at an exercise price of eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading days including and immediately preceding the conversion date, subject to a floor price of $3.20 per share in replacement of current debt. On May 5, 2025, the note holder elected to convert $79,197 of debt and the accumulated interest as of May 5, 2025, totaling $21,292 into 5,000 shares of common stock.

On May 22, 2025, the Company entered into a promissory note for $150,000 from private lender E. The note is unsecured, bears interest at a rate of 12% per annum, with a maturity date of May 22, 2027. As consideration for advancing the note, the lender was issued warrants to purchase up to 7,500 shares of common stock at a price of $10.00 per share for a period of two years from the date of issuance. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. The promissory note can be converted into common stock of the Company at the holder’s option at a price of $10.00 per share.

On July 21, 2025, the Company entered into a promissory note for $125,000 from private lender E. This note is unsecured, and bears interest at a rate of 12% per annum, with a maturity date of July 21, 2027. As consideration for advancing the note, the lender was issued 6,250 warrants with each warrant granting the holder the right to purchase one common share of the Company at a price of $0.63 per share for a period of two years from the date of issuance. The warrants were classified as equity and the fair value of the warrants were recorded separately as a debt discount and amortized over the term of the debt. The promissory note can be converted into common stock of the Company at the holder’s option at a price of $5.04 per share.

On August 29, 2025, the Company entered into a promissory note for $175,000 from private lender E. This note is unsecured, and bears interest at a rate of 12% per annum, with a maturity date of August 29, 2027. As consideration for advancing the note, the lender was issued 5,000 shares purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $4.08 per share for a period of two years from the date of issuance. The warrants were classified as equity and the fair value of the warrants were recorded separately as a debt discount and amortized over the term of the debt. The promissory note can be converted into common stock of the Company at the holder’s option at a price of $4.08 per share.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

On October 21, 2025, the Company entered into a promissory note for $100,000 from private lender E. This note is unsecured, and bears interest at a rate of 12% per annum, with a maturity date of April 10, 2026 or the Company’s completion of the sale of a minimum of $5,000,000 of its equity securities. As consideration for advancing the note, the lender was issued 8,750 shares purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $3.84 per share for a period of two years from the date of issuance. The warrants were classified as equity and the fair value of the warrants were recorded separately as a debt discount and amortized over the term of the debt. The promissory note can be converted into common stock of the Company at the holder’s option at a price of $3.84 per share.

The table below sets forth the amount of the note as of December 31:

			Principal Due	Principal Due
		Interest	Year Ended	Year Ended
Lender	Maturity Date	Rate	2025	2024
Private Lender C	November 24, 2026	9%	$2,098,131	$2,092,084
Private Lender A	March 2, 2025	30%	1,588,603	1,216,818
Private Lender E	August 31, 2027	12%	182,245	-
Private Lender E	May 22, 2027	12%	161,353	-
Private Lender E	July 21, 2027	12%	131,848	-
Private Lender E	April 10,2026	12%	102,351	-
Private Lender D	July 16, 2025	5%	$48,794	-
			$4,313,325	$3,308,902
Less: Unamortized debt issuance costs			(77,509)	-
			$4,235,816	$3,308,902

15.INCOME TAXES

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards.

The Company considered all positive and negative evidence. Given the caution of Subtopic 30-21 regarding the difficulty in forming a conclusion that a valuation allowance is not needed in the case of cumulative losses, it is the Company’s conclusion that it is more likely than not that the Company’s existing deferred tax assets in the U.S. will not be realized and that a valuation allowance is necessary as of December 31, 2025. Accordingly, the Company has recorded a full valuation allowance in the U.S. The Company has evaluated all the negative and positive evidence as of December 31, 2025, and concludes that due to the Company being in a 3-year cumulative loss position, it is more likely than not that the net Canadian deferred tax assets will be not realized. As such, the Company has recorded and maintained a full valuation allowance in Canada.

The Company has not performed a Section 382 study to determine whether it has experienced a change in ownership and, if so, whether the tax attributes (net operating losses or credits) were impaired. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize net operating loss or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the impact of this guidance on its financial statements.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

The components of loss before provision for income taxes are as follows for the year ended December 31, 2025:

United States	$(11,747,554)
Foreign	(451,539)
Consolidated loss	$(12,199,093)

The provision (benefit) for income taxes consisted of the following components for the year ended December 31, 2025:

Benefit from income taxes at US Statutory Rate	$2,561,809	21.0%
State and local income taxes*	(186,268)	(1.5)%
Foreign tax effects Canada	(94,823)	(0.8)%
Change in valuation allowance	(2,244,304)	(18.4)%
Change in effective tax rate	(1,960)	-
Other	(34,454)	(0.3)%
	$-	-

*The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California and Utah.

As of December 31, 2025 and 2024, the Company does not have any unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred tax assets and liabilities for federal, state and foreign income taxes are as follows as of December 31, 2025:

Deferred tax assets:
Accruals, reserves, and other	$9,698
Depreciation and amortization	8,799
Stock compensation	511,136
Lease liability	8,685
Charitable contributions	239
Net operating loss carryover	8,638,818
Less: valuation allowance	(7,649,058)
Net deferred tax assets	989,760
Deferred tax liabilities:
Fixed assets	(981,330)
Right of use asset	(8,430)
Net deferred tax liabilities	(989,760)
Net deferred tax assets	$-

Sky Quarry Inc.

Notes to Consolidated Financial Statements

The amounts of cash income taxes paid by the Company for federal, state and foreign income taxes are as follows as of December 31, 2025:

Federal	$-
State and local	1,868
Foreign:
Canada	-
Income taxes, net of amounts refunded	$1,868

The amount of cash income taxes paid by the Company during the years ended December 31, 2025 and 2024 was $0 and $85, respectively.

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of $30,957,490, which may be available to offset future federal income and do not expire. As of December 31, 2025, the Company had stated net operating losses of $19,877,874, which may be available to offset future state income tax that do not expire. $13,567,855 of these losses are in Utah. As of December 31, 2025, the Company had Canada net operating losses of $2,937,972 which may be available to offset future Canadian income tax and begin to expire in 2040.

The Company considered all positive and negative evidence. Given the caution of Subtopic 30-21 regarding the difficulty in forming a conclusion that a valuation allowance is not needed in the case of cumulative losses, it is the Company’s conclusion that it is more likely than not that the Company’s existing deferred tax assets in the U.S. will not be realized and that a valuation allowance is necessary as of December 31, 2025. Accordingly, the Company has maintained a full valuation allowance of in the U.S. The Company has evaluated all the negative and positive evidence at December 31, 2025, and concludes that due to the Company being in a 3-year cumulative loss position, it is more likely than not that the net Canadian deferred tax assets will be not realized. As such, the Company has recorded and maintained a full valuation allowance in Canada. As of December 31, 2025, the deferred tax liabilities of $989,760 are related to the acquisition of Foreland assets. As of December 31, 2025, the Company had a history of operating losses, the Company has concluded that it more than likely than not that the benefit of its deferred tax assets will not be fully realized. Accordingly, the Company has a valuation allowance for deferred tax assets as of December 31, 2025 and 2024, of $7,649,058 and $4,240,746 respectively.

The Company has not performed a Section 382 study to determine whether it had experienced a change in ownership and, if so, whether the tax attributes (net operating losses or credits) were impaired. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize net operating loss or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws.

The Company files tax returns in the United States, Canada, and state jurisdictions. The Company is not currently under examination by any taxing jurisdiction as of December 31, 2025.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

The components of loss before provision for income taxes are as follows for the years ended December 31, 2024:

United States	$(14,549,757)
Foreign	(178,754)
Consolidated loss	$(14,728,511)

The provision (benefit) for income taxes consisted of the following components for the years ended December 31, 2024:

Benefit from income taxes at federal statutory rates	$3,092,987	21.0%
State taxes, net of federal benefits	98,412	0.7%
Foreign rate differential	3,575	0.0%
Change in valuation allowance	(3,162,588)	(21.5)%
Change in effective tax rate	491	-
Other	(32,877)	(0.2)%
	$-	-

As of December 31, 2025 and 2024, the Company does not have any unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred tax assets and liabilities for federal, state and foreign income taxes are as follows as of December 31, 2024:

Deferred tax assets:
Accruals, reserves, and other		$11,068
Depreciation and amortization		9,780
Stock compensation		356,337
Lease liability		266,519
Charitable contributions		241
Net operating loss carryover		5,078,741
Less: valuation allowance		(4,240,746)
Net deferred tax assets		1,481,940
Deferred tax liabilities:
Fixed assets		(1,212,589)
Right of use asset		(269,351)
Net deferred tax liabilities		(1,481,940)
Net deferred tax assets	-	$-

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

Sky Quarry Inc.

Notes to Consolidated Financial Statements

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for years ended December 31, 2025 and 2024, totaled 1,119,875 and 1,125,370, respectively.

17.EQUITY

During the year ended December 31, 2025, the Company issued 473,585 shares of common stock for non-cash payments of accounts payable of $2,027,928, net of offering costs of $0.

During the year ended December 31, 2025, the Company issued 150,093 shares of common stock, for conversion of debt, amounting to $481,899 net of offering costs of $0.

During the year ended December 31, 2025, the Company incurred equity issuance costs of $0. These costs consisted of legal, marketing, accounting, printing, administration, broker-dealer, escrow and filing fees directly related to their respective offerings.

On June 14, 2024, the SEC qualified an offering of securities submitted by the Company under Regulation A (the “2024 Reg A Offering”). Under the 2024 Reg A Offering, the Company proposed to sell up to 416,667 shares (“Shares”) at a price of $48.00 per Share, and up to 606,528 shares of common stock underlying warrants issued in the Company’s 2021 Reg A Offering, exercisable at a price of $36.00 per warrant.

The registration statement for the Company’s Initial Public Offering was declared effective on October 9, 2024. On October 10, 2024, the Company consummated the Initial Public Offering of 139,751 common shares priced at $48.00 per share, generating gross proceeds of $6,708,030.

Concurrently with the closing of the Initial Public Offering, all 46,167 series B preferred shares were automatically converted to common shares pursuant to the series A preferred certificate of designation which became effective on October 10, 2024, in connection with the NASDAQ listing. On October 7, 2024, the Company and JPMorgan Chase Funding Inc. (“JPM”) entered into an agreement for the redemption of one share of series A preferred stock by JPM pursuant to the series A preferred certificate of designation which became effective on October 10, 2024, in connection with the NASDAQ listing. As such there are no preferred shares outstanding as of December 31, 2025.

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

During the year ended December 31, 2025, the Company issued 473,585 shares of common stock for acceptance of share subscriptions and conversion of debt, amounting to $2,027,928, net of offering costs of $0. See Note 14.

During the year ended December 31, 2024, the Company issued 280,782 shares of common stock for acceptance of share subscriptions and conversion of debt, amounting to $6,322,845, net of offering costs of $2,061,665. See Note 14.

During year ended December 31, 2024, the Company issued 15,400 shares of series B preferred stock for acceptance of share subscriptions amounting to $308,000, net of offering costs of $40,874. On October 7, 2024, the Company and JPM entered into an agreement for the redemption of one share of series A preferred stock by JPM pursuant to the series A preferred certificate of designation which became effective on October 10, 2024, in connection with the NASDAQ listing. All 46,167 series B preferred shares were automatically converted to common shares pursuant to the series A preferred certificate of designation which became

Sky Quarry Inc.

Notes to Consolidated Financial Statements

effective on October 10, 2024, in connection with the NASDAQ listing. As such there are no preferred shares outstanding as of December 31, 2025.

For the years ended December 31, 2025 and 2024, the Company incurred equity issuance costs of $0 and $2,102,539 respectively. These costs consisted of legal, marketing, accounting, printing, administration, broker-dealer, escrow and filing fees directly related to their respective offerings.

The table below sets forth the shares reserved as of December 31, 2025, by the Company for future potential issuance.

Maximum Issuable
Company stock option plan	500,000

Common share purchase warrants issued	790,833
Shares issuable on exercise of outstanding Offering Warrants issued under the 2021 the Reg A Offering	-
Shares issuable on exercise of outstanding Brokers Warrants issued under the 2021 Reg A Offering	6,065
Reservation for conversion of maximum issuable common shares	416,667
Shares issuable on exercise of outstanding Brokers Warrants issued under the 2024 Reg A Offering	3,214
Reservation for convertible note	335,127
Total shares reserved for issuance	2,051,906

As of December 31, 2025, the Company had issued and outstanding, a total of 800,113 warrants each to purchase one share of common stock, exercisable at a range from $3.84 to $60.00 per share for cash and a range length of time to exercise from 0.5 to 5 years.

As of December 31, 2025 and 2024, the Company has share purchase warrants issued and outstanding of 800,113, and 996,938, respectively.

On June 14, 2024, the Company entered into an engagement agreement with Digital Offering, LLC to provide broker-dealer services in connection with the 2024 Reg A Offering. Under the terms of the engagement letter, the Company will issue a warrant to purchase one share of the Company’s common stock (an “Agent Warrant”) equal to 2.30% of the total Shares sold to investors under the offering at an exercise price of $60.00 per share and subject to transfer, lock-up and exercise restrictions as set forth in Rule 5110 of the Financial Industry Regulatory Authority, Inc (“FINRA”), as applicable. The 2024 Reg A Offering closed on October 9, 2024, and 3,215 Agent Warrants were issued to Digital Offering, LLC in connection with its services under the 2024 Reg A Offering.

18.STOCK OPTION PLAN

On March 27, 2020, the Company adopted an incentive stock option plan (the “Plan”). The Plan allows the Board of Directors of the Company to grant restricted shares and options to acquire shares of common stock of the Company to directors, officers, key employees and consultants. The option price, term and vesting periods are determined at the discretion of the Board of Directors, subject to certain restrictions as required by the policies of Section 422 of the Internal Revenue Code. The Plan is a fixed number plan with a maximum of 208,334 shares of common stock reserved for issuance under the Plan.

On September 7, 2024, the Company amended the 2020 Stock Plan to increase the number of shares of common stock of the Corporation available for grant under the plan from 208,334 (as adjusted for the 1 for 3 reverse split) to 500,000.  On November 4, 2025, the Company’s shareholders approved the amendment to the 2020 Stock Plan.

The table below sets forth details of the 69,449 share options outstanding as of December 31, 2025.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Grant Date	Options Outstanding	Exercise Price	Expiration	Vesting
September 1, 2022	4,896	$21.60	August 31, 2027	Equally over 3 years commencing on first anniversary of grant date
October 15, 2023	45,803	38.40	October 14, 2028	Equally over 3 years commencing on first anniversary of grant date
November 1, 2023	10,417	38.40	October 31, 2028	3,334 vest immediately, remaining vest equally over 3 years commencing on first anniversary of grant date
November 22, 2024	8,333	11.76	November 23, 2027	Equally over 3 years commencing on first anniversary of grant date

During the years ended December 31, 2025 and 2024, the Company recorded share-based compensation expense of $659,134 and $632,205, respectively, as part of general and administrative expenses.

As of December 31, 2025, the Company had $94,091 of unrecognized share-based compensation costs related to non-vested awards that will be recognized over a weighted average period of 3 years. As of December 31, 2025, 91,484 options have vested, and are exercisable. The options issued during 2022 vest equally over 3 years commencing on the first anniversary of the grant date. Of the options issued during 2023, 417 vested immediately on grant date, with the remaining options vesting equally over 3 years commencing on the first anniversary of the grant date. The options issued during 2024 vest equally over 3 years commencing on the first anniversary of the grant date.

The following sets forth the outstanding common share options and related activity for the year ended December 31, 2025:

	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
	2025	Per Share 2025	2024	Per Share 2024
Beginning Balance	116,557	$30.40	158,708	$30.96
Granted	-	-	8,333	11.76
Exercised	-	-	-	-
Forfeited	(47,108)	26.48	(50,484)	30.88
Ending Balance	69,449	$12.00	116,557	$30.40

Sky Quarry Inc.

Notes to Consolidated Financial Statements

The table below sets forth details of the restricted shares issued as of December 31, 2025.

Grant Date	Restricted Shares	Exercise Price	Expiration	Vesting
December 31, 2024	10,417	$8.24	January 2, 2026	Vested on August 8, 2025, by board resolution
January 10, 2025	10,417	$11.12	January 12, 2026	Vested on August 8, 2025, by board resolution
February 28, 2025	10,417	$5.76	March 2, 2026	Vested on August 8, 2025, by board resolution
May 27, 2025	56,250	$6.64	May 29, 2026	Vested on August 8, 2025, by board resolution
November 4, 2025	87,500	$3.35	September 4, 2026	Vesting over 10 months
November 5, 2025	56,250	$3.19	November 5, 2025	Vested at issuance

As of the year ended December 31, 2025, the Company recorded restricted share-based compensation expense of $844,049, as part of general and administrative expenses. As of December 31, 2025, the Company had $263,970 of unrecognized restricted share-based compensation costs related to non-vested awards that will be recognized over a weighted average period of 10 months. As of December 31, 2025, 152,501 restricted shares have vested. The shares issued during 2024, and on January 10, 2025, February 28, 2025, and May 27,2025, vested on August 8, 2025, by a board resolution. The shares issued November 4, 2025, vest equally over ten months. The shares issued November 5, 2025, vested at issuance.

19.RELATED PARTY TRANSACTIONS

Related party transactions in these consolidated financial statements are as follows:

On September 16, 2020, the Company issued a promissory note to JPM, in the amount of $450,000. Portions of the note were converted from time to time into shares until paid in full. JPM is a related party as a significant shareholder holding stock directly and indirectly. As of December 31, 2025, 281,236 common shares (8.70%), and 3,125 common share purchase warrants.

On June 21, 2021, stockholders of the Company unanimously consented to terminate a Stockholders Agreement entered into by all the stockholders and the Company on September 24, 2020, and approved a governance agreement between the Company and JPM, which grants to JPM the following rights:

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

•the right to receive certain quarterly and annual financial statements of the Company; and

•certain inspection rights so long as JPM owns at least 8.7% of the Company’s outstanding shares of common stock.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2025, the Company paid sitting and committee fees of $335,881 to members of the board of directors.

20. DISAGGREGATED REVENUE

Revenue consisted of the following refined product types sold domestically in the Southwest USA region for the years ended December 31:

	2025	2024
Diesel	$4,169,745	$8,624,347
Liquid Asphalt	5,065,899	7,162,637
VGO	2,986,027	5,815,614
Naphtha	237,575	1,718,305
Other	31,843	43,285
	$12,491,089	$23,364,188

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

21.DISAGGREGATED EXPENSES

Cost of sales consisted of the following for the years ended December 31:

	2025	2024
Crude Oil	$9,388,992	$17,559,084
Fuels and chemicals	1,202,510	698,973
Freight out	1,273,547	1,214,412
Freight in	927,387	2,591,838
Salary and wages	1,206,373	1,154,223
Depreciation and amortization	1,182,590	787,560
Repairs and maintenance	342,495	359,078
Other	65,743	294,803
Automobile		99,559
	$15,589,637	$24,759,530

General and administrative expenses consisted of the following for the years ended December 31:

	2025	2024
Professional fees	$2,242,057	$2,399,655
Executive compensation	2,461,295	2,289,510
Insurance	647,065	639,799
Travel	262,916	255,497
Lease and utilities	383,455	179,151
Other general and administrative	117,770	171,196
Bank charges	23,630	142,706
Licenses	1,947	44,441
	$6,140,135	$6,121,955

Executive compensation from stock-based compensation for the years ended December 31, 2025 and 2024, totaled $658,949 and $201,177, respectively.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Professional fees consisted of the following for the years ended December 31:

	2025	2024
Advertising and marketing	$-	$863,204
Auditor	244,431	377,207
Legal	244,736	372,746
Business development	1,490,719	231,735
Investor relations	71,798	257,555
Membership and subscriptions	116,673	91,133
Other	-	83,346
Environmental	41,784	77,174
Transfer agent	-	29,620
Tax	31,916	15,935
	$2,242,057	$2,399,655

22.SEGMENT REPORTING

The Company has one reportable segment: refined crude oil. The company refines crude oil to produce several key products, including Diesel, Liquid Asphalt, VGO, and Naphtha, each with distinct industrial applications. Diesel is used primarily in transportation and industrial sectors, while Liquid Asphalt is essential for road construction and roofing. VGO serves as an intermediate product for further refining, and Naphtha is used as a feedstock for gasoline production and petrochemicals.

The Company’s chief operating decision maker is the executive officer. The chief decision maker uses gross profit to evaluate income generated from segment assets in deciding whether to reinvest profits into the refined crude oil segment or into other parts of the entity.

The Company is in the process of developing a second segment, 2020 Resources LLC (PR Spring facility) which currently is not generating revenues. There continues to be associated development costs which are being capitalized, with a plan to be completed in fourth quarter of 2026.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

The following presents selected financial information with respect to our single reportable segment for the years ended December 31:

	2025	2024
Net sales	$12,491,089	$23,364,188
Cost of goods sold	15,589,637	24,759,530
Gross margin	(3,098,548)	(1,395,342)

Operating expenses:
General and administrative	6,140,135	6,121,955
Depreciation and amortization	9,817	5,889
Total operating expenses	6,149,952	6,127,844

Loss from operations	(9,248,500)	(7,523,186)

Other income (expense):
Loss on issuance of private placement	-	(1,935,934)
Interest expense	(3,162,864)	(6,516,512)
Loss on extinguishment of debt	(103,881)	(241,311)
Gain or (loss) on warrant revaluation	361,581	1,477,870
Other income (expense)	(46,387)	35,637
Gain (loss) on disposal of assets	1,652	(25,075)
Other expense, net	(2,949,899)	(7,205,325)

Loss before provision for income taxes	(12,198,399)	(14,728,511)

Provision for income taxes	-	-
		-
Net loss	(12,198,399)	(14,728,511)

Other Comprehensive Loss
Exchange loss on translation of foreign operations	(694)	(8,203)

Net loss and comprehensive loss	(12,199,093)	(14,736,714)

The segmented assets as of December 31, 2025, are as follows:

		2020
	Foreland	Resource
	Refining	LLC	Total
Total assets	$8,497,814	$10,717,007	$19,214,821

The segmented assets as of year-end December 31, 2024, are as follows:

		2020
	Foreland	Resource
	Refining	LLC	Total
Total assets	$15,065,555	$11,881,688	$26,947,243

Sky Quarry Inc.

Notes to Consolidated Financial Statements

23.COMMITMENTS AND CONTINGENCIES

As of December 31, 2025, the Company has the following commitments for two leased land rights of way rentals in Nye County, Nevada, totaling approximately 40 acres:

	Acres	Expiration	Annual Fee
Right-of-Way Grant N-41035	19.7	December 31, 2054	$2,850
Right-of-Way Grant N-42414	20.3	December 31, 2044	1,400
			$4,250

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

24.SUBSEQUENT EVENTS

Management performed a review and determined that, except as disclosed elsewhere herein, no material events occurred subsequently from December 31, 2025, through March 31, 2026, the date of presentation of these financial statements.

On January 5, 2026, Lucas Ventures, LLC converted $49,974.02 of a promissory note into 18,816 shares of our common stock.

On January 6, 2025, Lendspark Corp. converted $245,692 of an amount due to them by the Company into 87,497 shares of our common stock.

On January 7, 2026, the Company terminated the purchase agreement (“Agreement”) entered into with Varie Asset Management LLC (“Varie”) on July 9, 2025.  The Agreement was terminated without cause pursuant to section 11(c) of the Agreement.  Pursuant to the terms of the Agreement, the Company had the ability to require Varie to purchase shares of the Company’s common stock from time to time, subject to certain terms and conditions, in the aggregate amount of up to $8,125,000.  In connection with entering into the Agreement, Varie was issued 45,783 shares of the Company’s common stock (“Common Stock”) in exchange for its commitment to purchase shares of Common Stock from the Company from time to time. Prior to the termination of the Agreement, the Company did not cause Varie to purchase any shares of its Common Stock pursuant to the terms of the Agreement.

The Company determined that the immediate termination of the Agreement is in its best interests as it continues to explore alternative financing plans and the Company will not incur any penalties in connection with its termination of the Agreement.

On January 12, 2026, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we, from time to time, may offer and sell shares (the “ATM Shares”) of our common stock, through or to Cantor, acting as principal and/or sales agent, having an aggregate sales price of up to $4,700,000 (the “ATM Offering”).

Subject to the terms and conditions of the Sales Agreement, Cantor will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares from time to time, based upon the Company’s instructions. The Company has provided Cantor with customary indemnification and contribution rights in favor of Cantor, and Cantor will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares effectuated pursuant to the Sales Agreement.

Sky Quarry Inc.

Notes to Consolidated Financial Statements

Sales of the ATM Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, or by any other method permitted by the Sales Agreement and applicable law. The Company has no obligation to sell any of the ATM Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

On January 28, 2026, Todd Palin and Leo Womack each resigned from the Board of), effective as of January 28, 2026.

On March 4, 2026, KF Business Ventures, LP filed a lawsuit against the Company and its subsidiaries, Foreland Refining Corp. and 2020 Resources LLC, in Utah state court alleging, among other things, breach of contract, and seeking repayment of approximately $2,200,000 in principal under certain promissory notes, plus accrued interest, unpaid advisory fees, and foreclosure on the collateral securing the notes. The Company intends to vigorously defend against these claims. For additional information, see Item 3, “Legal Proceedings.”

On March 5, 2026, the Company filed its Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to (i) effect on the corporate level a one-for-eight (1-for-8) reverse stock split (the “Reverse Stock Split”) of the Company’s shares of Common Stock, par value $0.0001 (the “Common Stock”). The reverse stock split was effective on March 15, 2026, at 11:59pm Eastern Time and the split has been retroactively applied to all share and per share amounts presented in the financial statements

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market on March 16, 2026. The trading symbols for the Common Stock will remain “SKYQ”. The next CUSIP number for the Common Stock following the Reverse Stock Split is 83087C303.

As a result of the Reverse Stock Split, every eight (8) shares of the pre-split issued and outstanding shares of Common Stock automatically converted into one (1) post-split share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, registered stockholders who would be entitled to receive fractional shares of Common Stock because they held a number of shares not evenly divisible by the Reverse Stock Split ratio had their fractional share rounded up to the nearest whole number of shares of Common Stock. No cash was paid in lieu of fractional shares.

The Reverse Stock Split had no effect on the number of authorized shares of Common Stock nor the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the Company’s shares of Common Stock (except to the extent that the Reverse Stock Split resulted in some of the stockholders’ fractional shares being rounded up).

Through March 31, 2026, the Company sold 419,874 shares of common stock through the ATM Offering, generating net proceeds of $1,306,941.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.

NONE

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and participation of our principal executive officer and principal financial officer at December 31, 2025, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2025, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, our principal executive officer and principal financial officer, has assessed the effectiveness of internal control over financial reporting. As of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that a of December 31, 2025, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications related to our industry accounting and disclosure rules.

Remediation Measures

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has begun the initial steps in developing its remediation plan to address the material weakness described above. The initial steps the Company has taken include identifying the appropriate resources to execute its remediation plan, which will include both internal resources with experience in our industry and outsourced accounting staff, as well as the creation of additional internal procedures to ensure the segregation of duties. The Company is still developing its full remediation plan and is in the early stage of what will be a multi-step remediation process to completely and fully remediate the material weaknesses identified and described above.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2025, following the resignation of our Chief Financial Officer and appointment of an Interim Chief Financial Officer, certain responsibilities within our finance function were reassigned. Management evaluated these changes and concluded that they did not materially affect, and are not reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the fourth fiscal quarter ended December 31, 2025, no director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Name	Age	Position
Marcus Laun	56	Interim Chief Executive Officer, President, Interim Chief Financial Officer and Director
Matthew Flemming	56	Chairman of the Board of Directors
Robert Byrne	49	Director
Alexander Monje	36	Director
Omar Hussein	49	Director

Marcus Laun.  Mr. Laun has served as Executive VP and as a member of the board of directors since January 2020 and as our interim Chief Executive Officer, President and Interim Chief Financial Officer since August, 2025. Mr. Laun has spent the past twenty years as a founding principal or senior advisor to over fifteen publicly and privately held companies. Mr. Laun has served as chief executive officer of GrowthCircle.com, a media company specializing in the production and distribution of short films for corporate clients, since May 2013. Mr. Laun has also served as chief executive officer of Geopulse Exploration Inc. since August 2017. From April 2020 through December 2020, Mr. Laun served as vice president of corporate finance for Netcents Technology Inc. Mr. Laun served as a managing director for Knight Capital Group (the largest market-maker of equities in the U.S.) where he managed syndicates for over $300 million in financing. Mr. Laun’s experience also includes advising and investing in an organic food brand company which eventually sold for $250mm. He has in-depth knowledge of media content and distribution having been a senior advisor to Digital Development Group which has a distribution platform with over 10,000 titles. Mr. Laun has also advised and raised capital for companies in the solar, wind, oil and gas and alternative fuel industries. He has a B.S. in Hotel Management from Cornell and an MBA from Columbia University. We believe that Mr. Laun’s extensive expertise in financing qualifies him to serve on our board of directors.

Matthew Flemming. Mr. Flemming joined our board of directors in November 2023 and has served as chairman of the board of directors since August 2025.  Mr. Flemming has served as the chairman of Barnhart Group, Inc. (formerly SMG Industries Inc.), a national transportation services business providing end to end logistics solutions, since December 2020, and was its interim chief executive officer and interim chief financial officer from January 2021 through July 2023, and prior thereto Mr. Flemming served as its chief executive officer from September 2017 through December 2020.  Mr. Flemming served as a director of the board of Correlate Energy Corp., a distributed energy company, from May 2021 through October 2024 and previously was the chief executive officer and acting chief financial officer from May 2021 through December 2021 and continues to serve as a member of its board of directors. Prior thereto, Mr. Flemming was a consultant for a financial restructuring firm and a financial advisor to a private closely held oilfield services company during 2016 and early 2017. From June 2011 to March 2016, Mr. Flemming was the chief executive officer and chairman of the board of HII Technologies Inc., an oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production companies in the United States. Prior thereto, from 2009 to 2011, Mr. Flemming was chief financial officer of Hemiwedge Industries Inc., a proprietary valve technology company with oilfield applications, that was sold in 2011. From 2005 to 2009, Mr. Flemming was chief financial officer of Shumate Industries, Inc., an oilfield manufacturing company and successor of Excalibur. Previous to that, from 2001 to 2005, Mr. Flemming was chief financial officer of Excalibur Industries, Inc., an industrial and energy related manufacturer and fabrication company. From June 1999 to March 2001, he served as chief executive officer of WorldByNet, Inc. a Houston, Texas based privately held technology company. From January 1994 to May 1999, Mr. Flemming served as chief executive officer of FARO Pharmaceuticals, Inc., a privately held national specialty products company that he founded. Mr. Flemming received a Bachelor of Arts in Finance from the University of Houston. Mr. Flemming brings a strong background in corporate governance, capital markets, and corporate business development, which we believe qualifies him to serve on our board of directors and adds significant strategic, business and financial experience.

Robert Byrne. Mr. Byrne joined our board of directors on November 21, 2025. Mr. Byrne has nearly three decades of experience as an entrepreneur, trader, writer and capital markets adviser to public and private companies. Since September 2024, he has served as a principal and strategic advisor through Alpha Nine Ventures LTD and, since 2021, has held similar issuer-side advisory roles as president of TB Byrne & Associates, focusing on acquisitions, corporate finance and restructuring (including debt workouts and debt–equity swaps), recapitalizations and exit strategies, primarily utilizing traditional initial public offerings and alternative public offerings. In this capacity, he advises boards and management teams of micro- and small-cap companies on complex capital structures and balance-sheet repair, including secured and unsecured debt, convertible securities, warrants, merchant cash advances and other quasi-debt instruments, and on strategic financings such as private investment in public equity, registered directs and Regulation A/Regulation Crowdfunding offerings, as well as digital-asset treasury and real-world-asset tokenization strategies intended to complement traditional capital-raising and listing pathways. From 1997 to 2018, Mr. Byrne was a full-time equities and futures trader, specializing in basket trading, auction-market theory and short-term index and commodity futures. Since 2008, he has written on markets and trading strategy as a contributing columnist for TheStreet.com and has also been involved in research, publishing and analytical roles, including as president of Asymmetric Publishing and as an equity analyst at Monument & Cathedral Holdings LLC. Over his career, he has advised issuers across sectors including energy, technology, medical devices, financial services, and digital assets, and the board of directors believes that his extensive experience in capital markets, trading and issuer advisory work qualifies him to serve on the board.

Alexander Monje. Mr. Monje joined our board of directors on November 21, 2025.  Mr. Monje is a Partner and Chief Legal Officer of 10X Capital, having joined the firm in 2022. In August 2025, Mr. Monje served as a non-independent member of the Board of Directors of CEA Industries, Inc. Prior to joining 10X Capital, from 2021-2022, Mr. Monje was a member of the sponsor team of Digital World Acquisition Corp., a special purpose acquisition company that would go on to merge with Trump Media & Technology Group (NASDAQ: DJT). From March 2022 to May 2023, Mr. Monje served as Chairman of the Board of Directors of Nubia Brand International Corp. From 2015 to 2020, Mr. Monje worked in private law practices, most recently as a commercial and securities litigator representing domestic and international investors and entrepreneurs, small to midsize private companies, and public companies in several dispute forums. From 2014 to 2015, Mr. Monje worked in institutional equity sales at Gabelli & Company. From 2013 to 2014, Mr. Monje worked in international wealth management at Morgan Stanley. Mr. Monje holds an MBA from the University of North Carolina, Kenan-Flagler Business School, as well as a J.D. from the University of Miami School of Law and a B.S. from the University of Miami. Mr. Monje has served as a member of the board of directors of several publicly traded companies in the past, has worked as an attorney representing public and private companies and is experienced in capital markets, which the board of directors believes qualifies him to serve on the board.

Omar Hussein. Mr. Hussein joined our board of directors on November 21, 2025.  Mr. Hussein is the Co-Founder and Chief Strategic Officer of ConvergeFi, a VC-backed AI company transforming real estate lending, which he launched in 2023. Prior to ConvergeFi, from 2022-2023, Mr. Hussein was the CFO of two successive companies with announced IPOs - Sparks Energy, a >mm power services company, and PrimeBlock, a $1.25Bn data center company with over 100MW of deployed capacity. From 2015-2022, Mr. Hussein was a TMT investment banker at Citigroup and from 2014-2015 he was an M&A banker at BMO Capital Markets. From 2003-2014, Mr. Hussein held various roles at startups including Strategic Growth Bank, a tech-enabled bank backed by leading Growth Equity funds. From 2001-2003, Mr. Hussein was an investor at Insight Venture Partners. From 1999 – 2001, Mr. Hussein was an investment banker at Morgan Stanley. Mr. Hussein holds an MBA from Stanford University Graduate School of Business, and a B.A. from New York University. Mr. Hussein has served as the CFO of several companies in preparation of their initial public offerings, has been an investment banker focusing on M&A and TMT and has held various roles with startup companies, which the board of directors believes qualifies him to serve on the board.

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

Delinquent Section 16(a) Reports

To our knowledge, based solely on our review of Forms 3, 4 and 5 filed with the SEC, or written representations that no Form 5 was required, during the year ended December 31, 2025, we believe that our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities timely filed all reports required under Section 16(a) of the Exchange Act, except as described below:

•due to administrative error, Forms 3 for each of our directors Robert Byrne, Omar Hussien and Alexander Monje and our former director Leo Womack were filed late;

•due to administrative error, a Form 4 filed on September 8, 2025 for David Sealock, our former CEO and Chair, was filed late reporting a disposition of 428,880 shares on February 18, 2025; and

•due to administrative error, a Form 4 filed on September 9, 2025 for Darryl Delwo, our former CFO, was filed late reporting an acquisition of 100,000 shares on February 9, 2024.

Corporate Governance

Governance Structure

Currently, our interim Chief Executive Officer is also our interim Chief Financial Officer. Our board believes that, currently, having a combined interim Chief Executive Officer and interim Chief Financial Officer is temporary that reflects the recent transition of the former CEO and is actively searching for candidates to permanently fill this position. The board believes a separation of duties is important and a fundamental part of establishing higher controls. In connection with the previous CEO’s departure, Matthew Flemming became Executive Chairman. The Board believes by creating a separate full-time position for its Chairman, it adds governance and oversite to the daily operations and interface for the board.

The Board’s Role in Risk Oversight

The board of directors oversee that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing the Company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation.  Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, Company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which will meet regularly and report back to the full board. We have established a standing audit committee and compensation committee of our board of directors. The audit committee will oversee risks related to our financial statements, the financial reporting process and accounting and legal matters. The compensation will evaluate the risks and rewards associated with our compensation philosophy and programs.

Independent Directors

Nasdaq’s rules require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of five (5) directors, three (3) of whom, Mr. Byrne, Mr. Monje and Mr. Hussein, are independent within the meaning of Nasdaq’s rules.

Committees of the Board of Directors

We have established a standing audit committee, compensation committee and nominating and corporate governance committee of our board of directors, each with its own charter approved by the board, which are available on our website at www.skyquarry.com.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Robert Byrne, Omar Hussein and Alexander Monje serve on our audit committee, with Mr. Byrne serving as the Chair. Mr. Byrne qualifies as “audit committee financial expert.” Each member of the audit committee is independent as defined under the Nasdaq listing standards and the applicable rules of the SEC.  The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company.

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

Compensation Committee

Robert Byrne and Alexander Monje serve on our compensation committee, with Mr. Byrne serving as the Chair. The compensation committee assists the board in reviewing and approving our compensation structure, including all forms of compensation relating to our directors and executive officers.

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

Nominating and Corporate Governance Committee

Alexander Monje and Robert Byrne serve on our nominating and corporate governance committee, with Mr. Monje serving as the Chair.

The primary purposes of the nominating and corporate governance committee are to: (i) identify qualified individuals to become Board members; (ii) recommend the composition of the Board and its committees; (iii) monitor the self-assessment practices of the Board and its committees; and (iv) develop and implement the Company’s corporate governance guidelines.

Director Nominations

Our nominating and corporate governance committee Is responsible to lead the search for individuals qualified to become members of the Board and to select director nominees to be presented for election by the stockholders and each annual meeting.

Our nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

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

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. Our Code of Ethics & Business Conduct is available on our website at https://skyquarry.com/investor-information/corporate-governance/. We undertake to provide any person without charge, with a copy of our Code of Ethics & Business Conduct. You may send such written request to Sky Quarry Inc., Attn: Secretary, 707 W. 700 S. Suite 101, Woods Cross, UT 84087.

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2025, the Board met from time to time informally and acted by written consent on numerous occasions.

Indemnification and Limitation on Liability of Directors

Our articles of incorporation limit the liability of our directors, to the fullest extent permitted by Delaware law. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification of liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Board Leadership Structure and Role in Risk Oversight

Our Board evaluates its leadership structure and role in risk oversight on an ongoing basis. Currently, Matt Flemming serves as Chairman of the Board. Our Board determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company and other relevant factors. After considering these factors, our Board has determined that the role of Chairman of the Board, is an appropriate Board leadership structure for the Company.

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

Item 11. Executive Compensation

The following table shows the total compensation earned by (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2025 and 2024 (collectively, the “named executive officers”):

			Stock
		Salary	Awards	Total
Name and Principal Position	Year	($)	($)(1)	($)

Marcus Laun, Interim Chief Executive Officer, Interim Chief Financial Officer, Executive Vice President(2)(5)	2025	225,000	83,800	308,800
	2024	206,250	-	206,250
David Sealock, Former Chief Executive Officer(2)(5)	2025	150,000	-	150,000
	2024	206,250	-	206,250
Darryl Delwo, Former Chief Financial Officer(4)(5)	2025	112,500	-	112,500
	2024	175,500	-	175,500
Matthew Flemming, Executive Chairman(5)(6)	2025	20,833	167,600	188,433

(1)The amount is equal to the aggregate grant-date fair value with respect to the restricted common stock awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)Mr. Laun was appointed to serve as the Interim Chief Executive Officer and Interim Chief Financial Officer on August 28, 2025.

(3)Mr. Sealock was removed as the Chief Executive Officer of the Company on August 28, 2025.

(4)Mr. Delwo resigned as the Chief Financial Officer of the Company on August 4, 2025.

(5)Does not include compensation paid for director fees.

(6)Mr. Flemming was appointed to serve as the Executive Chairman on December 8, 2025.

Employment Agreements

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

We are party to an employment agreement with Matthew Flemming, dated December 8, 2025, which provides for an annual salary of $250,000 which is reviewed annually by the board. In addition, Mr. Flemming is eligible to earn an annual bonus, subject to the achievement of certain performance goals, milestones and objectives, as established from time to time by an appropriate committee of our board. Mr. Flemming is eligible to earn a bonus of $60,000 to be paid to Employee upon the Company recapitalizing its business by raising $4,000,000 or more through the issuance of debt, equity or a combination thereof. Furthermore, Mr. Flemming is entitled to stock grants pursuant to the Sky Quarry, Inc. 2020 Equity Plan.  Mr. Flemming is entitled to severance payments from us in an amount of up to twelve months of the Employee’s current yearly salary rate.

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, non-qualified deferred compensation plan, defined contribution plan, or other retirement plan.

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Messrs. Laun and Flemming are entitled to severance benefits upon a termination of employment without cause. Such severance generally consists of continued base salary payments for a period of up to 24 months for Mr. Laun and 12 months for Mr. Flemming and is subject to the terms and conditions of the applicable employment agreement, including the execution of a release of claims.  Mone of our named executive officers are entitled to enhanced benefits solely upon a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2025.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Marcus Laun	6,945	3,472	-	38.4	10/14/2028
Darryl Delwo	-	16,667	-	21.6	9/2/2027
Darryl Delwo	-	8,333	-	38.4	10/14/2028
Matthew Flemming	6,945	3,472	-	38.4	10/31/2028
Alexander Monje	-	-	-	-	-
Omar Hussein	-	-	-	-	-
Robert Byrne	-	-	-	-	-

Compensation Recovery (Clawback) Policy

We maintain a compensation recovery (clawback) policy in accordance with applicable SEC rules and Nasdaq listing standards. The policy provides for the recovery of erroneously awarded incentive-based compensation received by our executive officers in the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the federal securities laws. The Company has not been required to prepare an accounting restatement, and no recovery has been required under the policy.

Policies and Practices Related to the Grant of Certain Equity Awards

We do not time the grant of equity awards in coordination with the release of material non-public information, and the release of material non-public information is not timed on the basis of option or other equity grant dates. In determining the timing or terms of equity awards, the compensation committee does not take material non-public information into account.  Our equity awards are granted under a shareholder-approved plan and stock options are granted at an exercise price at or above the closing market price of the Company’s common stock on the date of grant. Equity awards are generally approved on the date of our regularly scheduled compensation committee meeting and are effective as of such dates or specified prospective dates. Typically, the Company’s stock options issued under its 2020 plan include a 5-year term and one third per annum vesting. Outside of the annual grant cycle, we may make equity award grants in connection with a new hire package, retention grant or severance package.

Director Compensation

The table below sets forth the compensation paid to our directors during the fiscal year ended December 31, 2025. The compensation described below does not include compensation listed under the Summary Compensation Table above.

	Fees Earned or Paid in Cash	Stocks Awarded	Total
Name	($)	($)	($)
Leo B. Womack (1)	72,000	37,523	109,523
David Sealock	103,131	-	103,131
Todd Palin (2)	60,000	30,544	90,544
Matthew Fleming (3)	72,000	-	72,000
Marcus Laun (4)	28,750	-	28,750
Alexander Monje (5)	-	-	-
Omar Hussein (6)	-	-	-
Robert Byrne (7)	-	-	-

(1) Leo Womack resigned from the Board of Directors effective January 2026.

(2) Todd Palin resigned from the Board of Directors effective January 2026.

(3) Matthew Flemming was appointed to the Board of Directors in November 2023.

(4) Marcus Laun was appointed to the Board of Directors in January 2020.

(5) Alexander Monje was appointed to the Board of Directors in November 2025.

(6) Omar Hussein was appointed to the Board of Directors in November 2025.

(7) Robert Byrne was appointed to the Board of Directors in November 2025.

2020 Stock Plan

On March 27, 2020, our board of directors adopted the Sky Quarry Inc. 2020 Stock Plan, or the Plan, which was approved by our stockholders on March 27, 2020.  On September 7, 2024, and on September 2, 2025, our board of directors approved an amendment to the Plan, increasing the number of shares available under the Plan from 208/334 to 500,000, which was approved by our stockholders on November 4, 2025. The following is a summary of certain significant features of the Plan. The information which follows is subject to, and qualified in its entirety by reference to, the Plan document itself, which has previously been filed as an exhibit to our public filings with the SEC.

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

Shares Available Under the Plan: The maximum number of shares of our common stock that may be delivered to participants under the Plan is 500,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan for which the award is cancelled, forfeited, exchanged, settled in cash or otherwise terminated, again become available for grants under the Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2026 for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 31, 2026 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o the Company, 700 W. 700 South, Suite 101, Woods Cross, Utah 84087.

Name	Amount of Beneficial Ownership of Common Stock(1)	Percentage
Marcus Laun, Interim CEO, Interim CFO, Executive Vice President and Director(2)	170,917	4.55%
Matthew Flemming, Director(3)	77,929	2.07%
Robert Byrne, Director
Alexander Monje, Director
Omar Hussein, Director
All current executive officers and directors (5 persons above)	248,846	6.62%
David Sealock, Former Director and CEO (4)	34,384	*
Darryl Delwo, Former CFO (5)	1,875	*
JPMorgan Chase Funding Inc.(6)	281,235	7.48%
*Less than 1%

(1)Based on 3,757,449 shares of common stock issued and outstanding as of March 31, 2026.

(2)Includes 163,974 shares held directly and 6,945 shares which Mr. Laun has the right to acquire within 60 days through the exercise of vested stock options.

(3)Includes a restricted stock award for 71,667 shares, of which 869 shares vested on the date of grant, November 1, 2024, and the remaining shares vested August 28, 2025, and 6,945 shares which Mr. Flemming has the right to acquire within 60 days through the exercise of vested stock options. The shares issued pursuant to the restricted stock award that have not yet vested, are subject to forfeiture in the event that Mr. Flemming’s service to the Company is terminated.

(4)Based solely on the information contained in the Form 4 filed on December 3, 2025. Mr. Sealock resigned from the Board of Directors on September 10, 2025, and was terminated as CEO on August 28, 2025.

(5)Based solely on the information contained in the Form 4 filed on September 8, 2025. Mr. Delwo resigned as CFO on August 4, 2025.

(6)Based solely on the information contained in the Schedule 13G filed on October 24, 2025, JPMorgan Chase Funding Inc. and its parent company JPMORGAN CHASE & CO. have voting and investment power over the shares held by JPMorgan Chase Funding Inc. The address of JPMorgan Chase Funding Inc.is 383 Madison Avenue, New York, NY 10179.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2025 and 2024, amounted to $351,010 and $257,069 respectively.

Audit-Related Fees

Our auditors billed no fees for services other than those described above under “Audit Fees” for the years ended December 31, 2025 and 2024.

Tax Fees

Our auditors billed no fees for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2025 and 2024

All Other Fees

Our auditors billed no fees for services other than those described above under “Audit Fees” for the years ended December 31, 2025 and 2024.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures requiring the pre-approval of all audit and permissible non-audit services performed by the independent auditor. These services may be pre-approved on a case-by-case basis or pursuant to pre-approved categories. The Audit Committee may delegate pre-approval authority to a subcommittee or one or more of its members. All services provided in 2025 were pre-approved in accordance with these policies. The Audit Committee believes that these policies help ensure that the auditor remains independent and that services provided are consistent with SEC standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Sky Quarry Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on July 18, 2025).
3.2

Certificate of Amendment to Restated Certificate of Incorporation of Sky Quarry Inc. filed with Delaware Secretary of State on April 20, 2021 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on July 18, 2025).

3.3

Certificate of Amendment to Restated Certificate of Incorporation of Sky Quarry Inc. filed with Delaware Secretary of State on June 22, 2021 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed on July 18, 2025).

3.4

Certificate of Amendment to Restated Certificate of Incorporation of Sky Quarry Inc. filed with Delaware Secretary of State on April 9, 2024 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on November 5, 2025).

3.5

Certificate of Amendment to Restated Certificate of Incorporation of Sky Quarry Inc. filed with Delaware Secretary of State on November 5, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 18, 2025).

3.6

Certificate of Amendment to Restated Certificate of Incorporation of Sky Quarry Inc. filed with Delaware Secretary of State on March 5, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 5, 2026).

3.7	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 15, 2025).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to the Annual Report on Form 10-K/A filed on June 17, 2025.
4.1

Warrant to Purchase Common Stock issued by Sky Quarry Inc. to Varie Asset Management, LLC on August 29, 2025 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 4, 2025).

4.2	Warrant to Purchase Common Stock issued by Sky Quarry Inc. to Varie Asset Management, LLC on July 22, 2025.
4.3

Warrant to Purchase Common Stock issued by Sky Quarry Inc. to Varie Asset Management, LLC on May 22, 2025 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on July 18, 2025).

4.4

Common Stock Purchase Warrant issued by Sky Quarry Inc. to KF Business Ventures, LP on December 2, 2024 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on December 6, 2024).

4.5

Common Stock Purchase Warrant issued by Sky Quarry Inc. to The Vanneman Family Trust dated January 7, 2008 on October 8, 2024 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed on July 18, 2025).

4.6

Warrant to Purchase Common Stock issued by Sky Quarry Inc. to Libertas Funding, LLC on August 27, 2024 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on July 18, 2025).

4.7

Warrant to Purchase Common Stock issued by Sky Quarry Inc. to Lendspark Corporation on August 27, 2024 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed on July 18, 2025).

4.8

Warrant to Purchase Common Stock issued by Sky Quarry Inc. to Dual Dreams LLC on June 13, 2024 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed on July 18, 2025).

4.9

Warrant to Purchase Common Stock issued by Sky Quarry Inc. to Clearview Funding, LLC on June 3, 2024 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed on July 18, 2025).

4.10

Warrant to Purchase Common Stock issued by Sky Quarry Inc. to Libertas Funding, LLC on May 17, 2024 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed on July 18, 2025).

4.11

Warrant to Purchase Common Stock issued by Sky Quarry Inc. to Lendspark Corporation on May 17, 2024 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on July 18, 2025).

4.12	Form of Warrant to Purchase Common Stock issued in 2021 Regulation A Offering (incorporated by reference to 3.1 to the Offering Statement on Form 1-A filed on July 7, 2021).
4.13

Warrant to Purchase Common Stock issued by Sky Quarry Inc. to Digital Offering, LLC on May 5, 2021 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed on July 18, 2025).

10.1

12% Convertible Promissory Note issued by Sky Quarry Inc. to Varie Asset Management, LLC on August 29, 2025 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on September 4, 2025).

10.2	12% Convertible Promissory Note issued by Sky Quarry Inc. to Varie Asset Management, LLC on July 22, 2025.
10.3

Note Purchase Agreement, dated May 22, 2025, between Sky Quarry Inc. and Varie Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on July 18, 2025).

10.4

12% Convertible Promissory Note issued by Sky Quarry Inc. to Varie Asset Management, LLC on May 22, 2025 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on July 18, 2025).

10.5	Purchase Agreement, dated July 9, 2025, between Sky Quarry Inc. and Varie Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 15, 2025).
10.6

Registration Rights Agreement, dated July 9, 2025, between Sky Quarry Inc. and Varie Asset Management, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 15, 2025).

10.7

Mining Lease and Agreement, dated July 1, 2015, between the State of Utah, acting by and through the School and Institutional Trust Lands Administration and 2020 Resources LLC, as amended (Mineral Lease 49927-OBA) (incorporated by reference to Exhibit 6.2.1 to the Offering Statement on Form 1-A filed on July 7, 2021).

10.8

Mining Lease and Agreement, dated January 1, 2015, between the State of Utah, acting by and through the School and Institutional Trust Lands Administration and 2020 Resources LLC (Mineral Lease 49579-OBA) (incorporated by reference to Exhibit 6.2.2 to the Offering Statement on Form 1-A filed on July 7, 2021).

10.9

Mining Lease and Agreement, dated February 1, 2010, between the State of Utah, acting by and through the School and Institutional Trust Lands Administration and 2020 Resources LLC (Mineral Lease 51705-OBA) (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on July 18, 2025).

10.10

Secured Promissory Note issued by Sky Quarry Inc. to KF Business Ventures, LP on December 2, 2024 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 6, 2024).

10.11

Security Agreement, dated December 2, 2024, between 2020 Resources LLC and KF Business Ventures, LP (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on December 6, 2024).

10.12

Advisory Agreement, dated December 2, 2024, between Sky Quarry Inc. and KF Business Ventures, LP (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on December 6, 2024).

10.13

Agreement of Sale of Future Receivables, dated as of May 16, 2024, among Libertas Funding, LLC, Foreland Refining Corporation, David Sealock and Marcus Laun (incorporated by reference to Exhibit 6.22 to the Semiannual Report on Form 1-SA filed on September 30, 2024).

10.14

Agreement of Sale of Future Receivables, dated as of February 19, 2024, among Libertas Funding, LLC, Foreland Refining Corporation, David Sealock and Marcus Laun (incorporated by reference to Exhibit 6.21 to the Semiannual Report on Form 1-SA filed on September 30, 2024).

10.15

Agreement of Sale of Future Receivables, dated as of January 18, 2024, among Libertas Funding, LLC, Foreland Refining Corporation, David Sealock and Marcus Laun (incorporated by reference to Exhibit 6.20 to the Semiannual Report on Form 1-SA filed on September 30, 2024).

10.16

Agreement of Sale of Future Receivables, dated as of January 11, 2024, among Libertas Funding, LLC, Foreland Refining Corporation, David Sealock and Marcus Laun (incorporated by reference to Exhibit 6.19 to the Semiannual Report on Form 1-SA filed on September 30, 2024).

10.17

Business Loan and Security Agreement, dated May 16, 2024, between Foreland Refining Corporation and LendSpark Corporation (incorporated by reference to Exhibit 6.17 to the Semiannual Report on Form 1-SA filed on September 30, 2024).

10.18

Business Loan and Security Agreement, dated April 30, 2024, between Foreland Refining Corporation and LendSpark Corporation (incorporated by reference to Exhibit 6.16 to the Semiannual Report on Form 1-SA filed on September 30, 2024).

10.19	Promissory Note issued by Sky Quarry Inc. to Bengt Eriksson on November 24, 2023 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on July 18, 2025).
10.20

Invoice Purchase and Security Agreement, dated December 21, 2022 between Foreland Refining Corporation and Alterna Capital Solutions LLC (incorporated by reference to Exhibit 6.9 to the Annual Report on Form 1-K filed on September 5, 2023).

10.21†	Executive Employment Agreement, dated March 15, 2020, between Sky Quarry Inc. and Marcus Laun (incorporated by reference to Exhibit 6.1.2 to the Offering Statement on Form 1-A filed on July 7, 2021).
10.22†	2020 Stock Plan, as amended September 7, 2024 (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Annual Report on Form 10-K/A filed on June 17, 2025).
10.23

Controlled Equity OfferingSM Sales Agreement, dated as of January 12, 2026, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on January 12, 2026).

10.24	Settlement Agreement dated December 1, 2025 between Sky Quarry Inc. and LendSpark Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 15, 2025.
10.25

Convertible Promissory Note between Sky Quarry Inc. and Varie Asset Management LLC dated August 29, 2025 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 4, 2025).

10.26	Warrant Agreement issued to Varie Asset Management dated August 29, 2025 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 4, 2025).
10.27

Secured Promissory Note issued by Foreland Refining Corporation to KF Business Ventures, LP dated July 24, 2025 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 30, 2025).

10.28	Warrant issued to KF Business Ventures, LP dated July 24, 2025 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 30, 2025).
10.29	Security Agreement between 2020 Resources LLC and KF Business Ventures, LP dated July 24, 2025 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 30, 2025).
10.30

Guaranty Agreement between the Company, 2020 Resources LLC and KF Business Ventures, LP dated July 24, 2025 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 30, 2025).

10.31	Purchase Agreement, dated July 9, 2025, by and between the Company and Varie Asset Management LLC.
10.32	Registration Rights Agreement, dated July 9, 2025, by and between the Company and Varie Asset Management LLC.
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 99.8 to the Semi-Annual Report on Form 1-SA filed on September 30, 2024).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 99.9 to the Semi-Annual Report on Form 1-SA filed on September 30, 2024).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed on July 18, 2025).
23.1	Consent of Tanner LLP.
31.1	Certification of our Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Amendment No. 1 to the Annual Report on Form 10-K filed on April 21, 2025).
101

The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________

* Furnished, not filed

†Executive compensation plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2026.

SKY QUARRY INC.

SIGNATURE:

/s/ Marcus Laun
Name: Marcus Laun
Title: Interim Chief Executive Officer, President, Interim Chief Financial Officer, Executive Vice President and Director

In accordance with the Exchange Act, this report has been signed by the following people on behalf of the registrant and in the capacities indicated, on March 31, 2026.

Signatures	Capacity

/s/ Marcus Laun	Interim Chief Executive Officer, President, Interim Chief Financial Officer, EVP and Director
Marcus Laun

/s/ Matthew Flemming	Chairman / Director
Matthew Flemming

/s/ Robert Byrne	Director
Robert Byrne

/s/ Alexander Monje	Director
Alexander Monje

/s/ Omar Hussein	Director
Omar Hussein