Form 10-Q
period 2026-03-31
Sky Quarry Inc.
filed 2026-05-15
CIK 1812447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 15, 2026, there were 4,794,646 shares of common stock, $0.0001 par value, issued and outstanding.

SKY QUARRY INC.

FORM 10 -Q QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, including statements that relate to, among others, our plans, objectives and expectations for our business, strategy, operations, financial condition, results of operations and liquidity included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and elsewhere in this Report, are forward-looking statements. Words such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “if,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” and variations of such words and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements are not guarantees of future performance and are, by their very nature, uncertain and risky. Although Sky Quarry Inc.’s (the “Sky Quarry,” the “Company,” “we,” “us” or “our”) management believes that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. These risks and uncertainties include, without limitation, international, national and local economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to consummate certain transactions and realize the benefits of such transactions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). Actual results may differ materially from those expressed or implied by these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Report. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Report. You are urged to carefully review and consider the risks, uncertainties and additional discussions related thereto in this Report and other filings we file from time to time with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

Sky Quarry Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
ASSETS

Current assets:
Cash	$66,828	$35,370
Accounts receivables	-	4,688
Prepaid expenses and other assets	544,219	609,257
Inventory	654,912	678,365
Total current assets	1,265,959	1,327,680

Property, plant and equipment	5,267,662	5,089,139
Oil and gas properties	8,783,450	8,783,450
Restricted cash	771,758	770,335
Right-of-use-asset	14,271	35,214
Goodwill	3,209,003	3,209,003

Total assets	$19,312,103	$19,214,821

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,323,129	$4,546,064
Related-party payables	372,212	-
Operating lease liability	14,697	36,278
Warrant liabilities	172,828	97,486
Lines of credit	1,549,138	1,453,737
Current portion of notes payable	8,964,679	8,987,208
Total current liabilities	16,396,683	15,120,773

Notes payable, net of current portion	917,605	907,081
Total liabilities	17,314,288	16,027,854

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Common Stock $0.0001 par value: 2,000,000,000 shares authorized: 3,762,586 and 3,233,329 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,007	2,586
Additional paid in capital	40,694,331	39,563,657
Accumulated other comprehensive loss	(212,790)	(212,788)
Accumulated deficit	(38,486,733)	(36,166,488)
Total shareholders’ equity	1,997,815	3,186,967

Total liabilities and shareholders' equity	$19,312,103	$19,214,821

See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Net sales	$383	$6,332,967
Cost of goods sold	389,601	7,059,059
Gross margin	(389,218)	(726,092)

Operating expenses:
General and administrative	1,213,236	1,935,457
Depreciation and amortization	2,210	2,028
Total operating expenses	1,215,446	1,937,485

Loss from operations	(1,604,664)	(2,663,577)

Other income (expense):
Interest expense	(333,989)	(901,561)
Loss on extinguishment of debt	(269,396)	(56,660)
Gain or (loss) on warrant revaluation	(75,342)	274,980
Other income (expense)	(36,854)	7,477
Gain on disposal of assets	-	5,647
Other expense, net	(715,581)	(670,117)

Loss before provision for income taxes	(2,320,245)	(3,333,694)

Provision for income taxes	-	-

Net loss	(2,320,245)	(3,333,694)

Other Comprehensive Loss
Exchange loss on translation of foreign operations	(2)	422

Net loss and comprehensive loss	(2,320,247)	(3,333,272)

Loss per common share
Basic and diluted	$(0.65)	$(1.25)
Weighted average shares outstanding
Basic and diluted	3,579,933	2,657,616

See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the three months ended March 31, 2026 and 2025

	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2025	2,378,401	$1,903	$35,674,391	$(23,968,089)	$(209,708)	$11,498,497
Common shares issued for non-cash consideration	265,673	212	1,186,384	-	-	1,186,596
Debt converted to common shares	13,542	11	92,073	-	-	92,084
Share based compensation	-	-	78,880	-	-	78,880
Stock warrants issued	-	-	56,660	-	-	56,660
Other comprehensive loss	-	-	-	-	422	422
Net loss	-	-	-	(3,333,694)	-	(3,333,694)
Balance March 31, 2025	2,657,616	$2,126	$37,088,388	$(27,301,783)	$(209,286)	$9,579,445

	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2026	3,233,329	$2,586	$39,563,657	$(36,166,488)	$(212,788)	$3,186,967
Common shares subscription, less offering costs	426,143	338	747,637	-	-	747,975
Common shares issued for non-cash consideration	33,332	27	81,897	-	-	81,924
Debt converted to common shares	69,782	56	213,686	-	-	213,742
Share based compensation	-	-	87,454	-	-	87,454
Other comprehensive loss	-	-	-	-	(2)	(2)
Net loss	-	-	-	(2,320,245)	-	(2,320,245)
Balance March 31, 2026	3,762,586	$3,007	$40,694,331	$(38,486,733)	$(212,790)	$1,997,815

See accompanying Notes to Condensed Consolidated Financial Statements

Sky Quarry Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,320,245)	$(3,333,694)
Adjustments to reconcile net loss to cash and restricted cash and cash equivalents used in operating activities:
Share based compensation	87,454	78,880
Depreciation and amortization	264,857	242,004
Amortization of debt issuance costs	(101,649)	765,793
Amortization of ROU asset	20,943	24,129
Gain (loss) on revaluation of warrant liabilities	75,342	(274,980)
Loss on extinguishment of debt	269,396	56,660
Gain on the sale of assets	-	(5,647)
Changes in operating assets and liabilities:
Accounts receivable	4,688	(634,263)
Prepaid expenses and other assets	(122,546)	(302,302)
Inventory	23,453	1,045,857
Accounts payable and accrued expenses	1,231,257	373,889
Operating lease liability	(21,581)	450
Net cash and restricted cash and cash equivalents used in operating activities	(588,631)	(1,963,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-	14,060
Purchase of property, plant, and equipment	(443,380)	(297,389)
Purchase of oil and gas development assets	-	(32,881)
Net cash and restricted cash and cash equivalents used in investing activities	(443,380)	(316,210)

CASH FLOWS FROM FINANCING
Proceeds on lines of credit	97,720	5,339,736
Payments on lines of credit	(2,319)	(4,272,336)
Proceeds from note payable	227,830	143,237
Payments on note payable	(6,312)	(1,231,214)
Payments on finance lease	-	(3,473)
Proceeds on issuance of common stock	1,378,265	-
Net issuance cost	(630,290)	-
Net cash and restricted cash and cash equivalents provided by (used in) financing activities	1,064,894	(24,050)

Effects of exchange rate on cash	(2)	422

Increase (decrease) in cash and restricted cash and cash equivalents	32,881	(2,303,062)
Cash and cash equivalents and restricted cash, beginning of the period	805,705	3,314,913

Cash and restricted cash and cash equivalents, end of the period	$838,586	$1,011,851

 See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$262,590
Cash paid for income taxes	-	2,188

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common shares issued for non-cash consideration	$81,924	$1,186,596
Conversion of debt to equity	213,742	92,084

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all the adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2026 and December 31, 2025, the results of operations for the three months ended March 31, 2026 and 2025, and the cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed, with the SEC.

Significant Accounting Policies

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. There have been no changes to these policies during the quarter ended March 31, 2026, that are of significance or potential significance to the Company.

Recently Issued and Adopted Accounting Pronouncements

The Company has reviewed recently issued accounting standard updates and determined that all applicable standards have already been adopted, as disclosed in the Company’s previously filed Annual Report on Form 10-K. Accordingly, there are no new pronouncements requiring adoption in the current interim reporting period.

Reverse Stock Split

The Company effected the Reverse Stock Split (as defined below) on March 15, 2026, at 11:59 PM Eastern Time, and the split has been retroactively applied to all share and per share amounts presented in the financial statements. See Note 17 for additional information.

3.GOING CONCERN

These condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes that the Company will be able to realize its assets and satisfy its liabilities in the normal course of business for the foreseeable future. Management is aware, in making its going concern assessment, of material uncertainties related to events and conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. As of March 31, 2026, the Company has an accumulated deficit of $38,486,733. During the three months ended March 31, 2026, the Company had negative cash flows from operations of $588,631. The Company has received financing and capital through proceeds from notes payable of $227,830 and equity offering net proceeds of $747,975 during the three months ended March 31, 2026.

Without additional financing, the Company does not have sufficient operating cash flows to pay for its expenditures and settle its obligations as they mature. Subsequent to March 31, 2026, there is uncertainty in meeting these obligations. The Company does have to raise additional capital in the form of debt, equity and/or warrant exercise proceeds, or a combination thereof, to fund future capital expenditures, retire maturing debt obligations and any possible acquisitions. The Company’s current plan includes generating margin contribution

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

from refinery operations, closely monitoring its operating expenses, refinancing its current debt with longer term debt with amortization schedules that decrease monthly debt service obligations and utilizing its current ATM offering for equity proceeds. These actions are intended to mitigate the going concern uncertainties and support the Company’s growth plans in commercializing its extraction technology. There is no assurance, however, that the Company will be successful in these efforts.

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

4.INVENTORY

Inventory consists primarily of raw crude, chemicals and finished goods. Inventory consisted of the following:

	Period Ended	Year Ended
	March 31, 2026	December 31, 2025
Finished goods	$102,374	$136,717
Raw materials	329,751	323,034
Chemicals	222,787	218,614
Total	$654,912	$678,365

5.MINERAL LEASES

Through its acquisition of 2020 Utah, the Company indirectly acquired certain mineral rights under three mineral leases entitled “Utah State Mineral Lease for Bituminous-Asphaltic Sands” between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and 2020 Utah, as lessee, covering certain lands in the PR Spring Area largely adjacent to each other (the “SITLA Leases”). The SITLA Mineral Lease consisted of the following and is included in property plant and equipment under capital projects started in the Condensed Consolidated Balance Sheets.

SITLA Mineral Lease
Cost
December 31, 2024	$63,800
Additions	18,040
December 31, 2025	81,840
Additions	426,000
March 31, 2026	507,840
Accumulated Amortization
March 31, 2026, 2025, and 2024	-

Carrying Amounts
March 31, 2026	$507,840

During the three months ended March 31, 2026, and year ended December 31, 2025, the Company did not record any amortization of the lease rights as operations have not yet commenced.

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes:

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

6.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	March 31, 2026	December 31, 2025
Buildings	$1,575,000	$1,575,000
Machinery and equipment	6,085,776	6,085,776
Capital projects started	525,220	81,840
Office furniture and equipment	34,401	34,401
Total property, plant and equipment	8,220,397	7,777,017
Less: Accumulated depreciation and amortization	(2,952,735)	(2,687,878)
Property, plant and equipment, net	$5,267,662	$5,089,139

Eagle Springs Refinery consists of tanks, buildings, refining processing equipment, shop, lab and equipment. For Eagle Springs Refinery, each class of property, plant and equipment is estimated to have a useful life of 5 years and are being amortized over a straight-line basis.

Depreciation and amortization expense totaled $264,857 and $242,004 for the three months ended March 31, 2026 and 2025, respectively.

7.OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	March 31, 2026	December 31, 2025
Balance, beginning of period	$8,783,450	$8,534,967
Disposal	-	(252,334)
Additions	-	500,817
Balance, end of period	$8,783,450	$8,783,450

Oil and gas properties, located in the eastern Utah tar sands, includes undeveloped lands, unproved properties, research and development equipment, mining equipment and seismic costs where management has not fully evaluated for technical feasibility and commercial viability.

As of March 31, 2026, the Company holds oil and gas assets representing more than 10% of the total assets, which are primarily the PR Spring facility costs, which includes all direct costs incurred to acquire or construct the assets, including tanks, buildings, extraction processing equipment, shop, lab and equipment. The costs of the PR Spring facility under construction are capitalized as part of oil and gas properties. These costs include direct materials, labor, and overhead attributable to the construction activities. As the facility is not yet operational, depreciation has not commenced. The construction project is classified as "construction in progress" until the PR Spring facility is placed into service. Once the asset is ready for its intended use, depreciation will begin based on its estimated useful life. The Company evaluates oil and gas properties for impairment in accordance with ASC 360-10-35. If indicators of impairment arise, the Company will assess the recoverability of the asset’s carrying value by comparing the asset’s carrying amount to the undiscounted future cash flows expected to be generated by the asset. If impairment is identified, the asset will be written down to its fair value. As of March 31, 2026, the Company has determined that there has been no impairment of the PR Spring facility under construction, as there are no indicators suggesting a decline in the asset's recoverable value. The Company has no proved reserves, and there have been no significant changes in reserves during the reporting period. The capitalized costs related to these oil and gas assets amount to $8,783,450 recorded at full cost, are not being depreciated and amortized as the facility is still under construction. Additions during the three months ended March 31, 2026 and the period ended December 31, 2025, relate to development and construction of the extraction facility at PR Spring. There were no

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

costs associated with well exploration during the periods ended March 31, 2026 and 2025, respectively. Disposals were $0 and $252,334 in the periods ended March 31, 2026 and 2025, respectively.

PR Springs has not commenced active extraction of reserves. Consequently, the Company is not required to provide reserve quantities or future cash flow disclosures in accordance with ASC 935-235-50-2. Based on our analysis of the asset group, we have determined that no impairment is necessary as of the reporting date. The carrying amounts of the development-stage extraction facility and related oil and gas properties are fully supported by projected future cash flows, which are derived from reasonable and supportable assumptions regarding commodity prices, expected production rates, and operating costs once the assets are operational. Additionally, no significant adverse changes in the economic environment, regulatory landscape, or project costs have occurred to suggest that the recoverable amount of these assets is less than their carrying value. As such, the assets continue to meet the criteria for capitalization, and no impairment loss has been recognized in accordance with ASC 360-10-35. Further, under ASC 932-360-35-19, the impairment analysis specifically considers the recoverability of costs capitalized for oil and gas properties in the development phase. As these costs are expected to be recoverable through future production, no impairment charge was required as of March 31, 2026 or March 31, 2025.

8.RIGHT-OF-USE ASSET AND LEASE LIABILITY

The Company currently leases office space, which is classified as operating leases under ASC 842.

The components of operating lease expense, associated with the Company’s leasing of office space, consisted of amortization of the right-of-use asset of $20,943 and $24,129 during the three months ended March 31, 2026 and 2025, respectively, and accretion of the lease liability of $557 and $2,635 for the three months ended March 31, 2026 and 2025, respectively.

The weighted average remaining lease term in years was 0.17 and 1.17 as of March 31, 2026 and 2025, respectively. The weighted average discount rate as of March 31, 2026 and 2025, was 10.25%.

Amortization expense on operating leases is included as part of general and administrative expenses on the income statement. The total lease expense recognized on the income statement is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

The following table reconciles the undiscounted future cash flows for the next five years and thereafter to the operating lease liabilities recorded within the condensed consolidated balance sheet as of March 31, 2026:

2026	$14,759
Total lease payments	14,759
Less: amounts representing interest	(62)
Present value of lease liabilities	$14,697

The Company previously leased remote accommodation camps under finance lease agreements. During the third quarter of 2025, the Company terminated its finance lease arrangement, and all associated right-of-use assets and lease liabilities were fully derecognized during June 2025. No termination payments were made in connection with the early termination.

The components of finance lease expense, associated with the Company’s leasing of remote accommodation camps, consisted of amortization of the right-of-use asset of $0 and $5,264 during the three months ended March 31, 2026 and 2025, respectively, and accretion of the lease liability of $0 and $25,551 during the three months ended March 31, 2026 and 2025, respectively.

The weighted average remaining lease term in years was 0 and 18.75 as of March 31, 2026 and 2025, respectively. The weighted average discount rate used was 10.25%.

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.GOODWILL

Goodwill is derived from the acquisition of Foreland in 2022. Goodwill recognized from the acquisition was $3,209,003.

10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Trade accounts payable	$3,633,201	$2,668,663
Accrued expenses	1,633,236	1,831,702
Accrued vacation	56,521	45,510
Sales tax payable	171	189
	$5,323,129	$4,546,064

11.WARRANT LIABILITY

The details of warrant liability transactions for the three months ended March 31, 2026 and 2025, are as follows:

	March 31, 2026	December 31, 2025
Beginning balance	$97,486	$459,067
Fair value upon issuance of warrants	-	-
Change in fair value	75,342	(361,581)
Ending balance	$172,828	$97,486

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

During the three months ended March 31, 2026 and 2025, the Company recognized change in fair value of the warrant liability of $75,342 and $274,980. As of December 31, 2025, the fair value of the warrant liability was $97,486.

All changes in the fair value of the warrant liabilities are recognized as a change in fair value of warrant liability in the Company’s consolidated statements of operations until they are either exercised or expire.

The warrant liabilities for the Common Warrants were valued using a Black Scholes pricing model with the following weighted average assumptions:

	March 31, 2026	December 31, 2025
Stock price	2.57	1.76
Risk-free interest rate	3.92%	3.73%
Expected volatility	179%	139%
Expected life (in years)	3.41	3.65
Fair value of warrants	$172,828	$97,486

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. LINES OF CREDIT

	March 31, 2026	December 31, 2025
Invoice purchase and security agreement	$1,549,138	$1,453,737

On December 21, 2022, Foreland entered into an Invoice Purchase and Security Agreement (the “IPSA”) and inventory finance rider (the “Rider”) with Alterna Capital Solutions, LLC (“Alterna”). Under the terms of the IPSA, Alterna provides an advance of 85% of the amount of the purchased receivables to Foreland and during the time the receivables remain outstanding, is granted a continuing senior security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables. The Rider provides a standby security for certain letters of credit in place with certain crude oil suppliers to Foreland. The letters of credit are adjusted periodically to correlate with the price and quantities of purchased heavy crude oil. The Agreement is senior secured by the sale-ready and pre-sale petroleum product inventory on hand at Foreland and matures on December 31, 2026. Funds drawn under the agreement accrue interest at a per annum rate equal to the sum of the Wall Street Journal Prime Rate of 7.50% plus 2.25%. In addition, a collateral monitoring fee of 0.17% on outstanding advances made is due monthly. Repayment of advances shall be payable from collection of Foreland accounts receivable, including those accounts arising from the sale of the inventory to its customers.

13.DEBT

Debt consisted of the following:

			Principal Balance	Principal Balance
Lender / Merchant	Maturity Date	Effective Interest Rate	March 31, 2026	December 31, 2025
Libertas #6	December 6, 2024	58%	$2,388,381	$2,388,381
Private Lender A	November 24, 2025	30%	1,205,479	1,131,507
Libertas #5	November 29, 2024	58%	1,187,082	1,187,082
Lendspark #3	March 4, 2025	68%	555,650	555,650
Libertas #7	January 7, 2025	66%	379,675	379,675
ACMO USOS LLC	March 15, 2021	15%	191,699	191,699
Libertas #4	September 12, 2024	68%	89,549	89,549
Lendspark #4	December 4, 2024	68%	-	163,795
USA SBA	March 1, 2026	1%	-	6,313
			5,997,515	6,093,651
Less: Unamortized debt issuance costs			(951,598)	(917,708)
			$5,045,917	$5,175,943

The past due debt is owed to Libertas in the amount of $4,044,687, Private Lender A in the amount of $1,205,479, Lendspark in the amount of $555,650, and ACMO USOS LLC in the amount of $191,699. Provided that neither Libertas nor LendSpark Corporation commence foreclosure proceedings against us, we do not expect any adverse impact on our operations as a result of our past due debt.

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

On March 4, 2026, KF Business Ventures, LP (private lender A) filed a lawsuit against the Company and its subsidiaries, Foreland Refining Corp. and 2020 Resources LLC, in Utah state court alleging, among other things, breach of contract, and seeking repayment of approximately $2,200,000 in principal under certain promissory notes, plus accrued interest, unpaid advisory fees, and foreclosure on the collateral securing the notes. The Company intends to vigorously defend against these claims. For additional information, see Item 3, “Legal Proceedings.”

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 9, 2025, Foreland entered into a one-month forbearance agreement with Lendspark Corporation to forebear foreclosing the debt from August 1, 2025, to August 31, 2025, in exchange for 12,500 shares of SkyQuarry common stock. The expense was recognized as interest in September 2025, with a value of $61,270 based on recent common stock sales for cash of $4.90 per share.

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

LIABILITY FOR SALE OF FUTURE REVENUES

As of March 31, 2026, the Company is party to several agreements related to the sale of future revenues with Libertas Funding, LLC (“Libertas”), a total of four agreements remain outstanding and four agreements have been terminated. The agreements, summarized below, contain substantially the same terms and conditions and grant a continuing security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables.

Interest and discounts related to the agreements are amortized to expense over the estimated term of the agreements, which is anticipated to be between 10 to 12 months from the funding of each agreement. During the three months ended March 31, 2026, the Company amortized an aggregate of $0 discount to interest expense. Unamortized interest and discounts in the aggregate is $896,394 as of March 31, 2026. As inducement to a reduction in payment the lender was issued 4,688 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $36.00 per share for a period of five years from the issuance date of the warrant. The warrants were classified as debt and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On December 30, 2024, as further inducement to a reduction in payment the warrant agreement was amended to reduce the price to $6.64 per share.

On February 19, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,386,000 of future sales receipts (“Libertas #7”) for gross proceeds of $1,018,500. Under the agreement, Foreland will make weekly delivery of receivables not less than $30,000 until the amount sold is extinguished. As of March 31, 2026, a total of $379,675 exclusive of debt discounts, remained outstanding.

On January 18, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $4,224,000 of future sales receipts (“Libertas #6”) for gross proceeds of $3,300,000, of which $884,667 was used to pay off the Libertas September 14, 2023, agreement. Under the agreement, Foreland will make weekly delivery of receivables not less than $91,429 until the amount sold is extinguished. As of March 31, 2026, a total of $2,388,381, exclusive of debt discounts, remained outstanding.

On January 11, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $2,632,852 of future sales receipts (“Libertas #5”) for gross proceeds of $2,056,916, of which $796,916 and $1,260,000 was used to pay off the Libertas May 17, 2023, and June 30, 2023, agreements respectively. Under the agreement, Foreland will make weekly delivery of receivables not less than $56,988 until the amount sold is extinguished. As of March 31, 2026, a total of $1,187,082, exclusive of debt discounts, remained outstanding.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On October 25, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,731,660 of future sales receipts (“Libertas #4”) for gross proceeds of $1,302,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $37,482 until the amount sold is extinguished. As of March 31, 2026, a total of $89,549, exclusive of debt discounts, remained outstanding.

As of March 31, 2026, the Company had the following unamortized debt discounts related to the Libertas agreements:

Lender	Date Issue	Gross Discount	Unamortized Discount
Libertas #4	October 25, 2023	$-	$22,219
Libertas #5	January 11, 2024	-	259,674
Libertas #6	January 18, 2024	-	522,458
Libertas #7	February 19, 2024	-	92,042
		$-	$896,394

Mandatorily redeemable preferred stock:

			Principal	Principal
		Effective	Balance	Balance
	Maturity	Interest	March 31,	December 31,
Lender / Merchant	Date	Rate	2026	2025
Private Lender F	October 2, 2030	10%	$179,500	$179,500
Private Lender F	October 2, 2030	10%	117,500	117,500
Private Lender F	October 2, 2030	10%	118,200	118,200
Private Lender F	October 2, 2030	10%	42,500	42,500
Private Lender F	October 2, 2030	10%	55,600	55,600
			513,300	513,300
Less: Unamortized debt issuance costs			(29,116)	(30,770)
			$484,184	$482,530

As of March 31, 2026, the maturity date of the mandatorily redeemable preferred shares is as follows:

Due in less than one year	$-
Due in more than one year	513,300
Less: Unamortized debt issuance costs	(29,116)
$484,184

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

14. CONVERTIBLE DEBENTURES

		Interest	Principal Due	Principal Due
Lender	Maturity Date	Rate	March 31, 2026	December 31, 2025
Private Lender C	November 24, 2026	9%	$2,144,776	2,098,131
Private Lender A	March 2, 2025	30%	1,677,370	1,588,603
Private Lender E	August 31, 2027	12%	187,691	182,245
Private Lender E	May 22, 2027	12%	166,175	161,353
Private Lender E	July 21, 2027	12%	135,787	131,848
Private Lender E	April 10,2026	12%	105,409	102,351
Private Lender D	July 16, 2025	5%	-	48,794
			4,417,208	4,313,325
Less: Unamortized debt issuance costs			(65,025)	(77,509)
			$4,352,183	4,235,816

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 16, 2024, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $900,000 (LendSpark #4). The loan is repaid in 40 equal weekly payments of $30,750 for total repayment of $1,215,000. The loan is secured by all of the assets of Foreland. As an inducement for advancing the note, the lender was issued 12,500 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $36.00 per share for a period of three years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On April 25, 2025, as an inducement to negotiate and enter into a forbearance agreement the amount owing was increased by $32,108. This forbearance expired August 31, 2025. On December 11, 2025, the Company issued 87,498 shares of its common stock ("Initial Shares”) to LendSpark Corporation ("LendSpark”) pursuant to the terms of a settlement agreement entered into between the Company and LendSpark on December 1, 2025 ("Settlement Agreement”). The Settlement Agreement settled $491,384 due and owing from Foreland Refining Corporation, the Company’s wholly-owned subsidiary, to LendSpark pursuant to the terms of the business loan and security agreement dated May 16, 2024. In addition to the Initial Shares, LendSpark is entitled to the issuance of an additional 87,498 shares of its common stock ("Additional Shares”) in full settlement of all amounts due to LendSpark pursuant to the terms of the Settlement Agreement. The Company also issued an additional 8,750 shares of its common stock to LendSpark for fees incurred by LendSpark in connection with the settlement. All of the shares described above were issued pursuant to Section 3(a)(10) of the Securities Act. On January 6, 2025, Lendspark Corp. converted $245,692 of an amount due to them by the Company into 87,498 shares of our common stock.

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

On April 16, 2025, the Company issued a promissory note in the amount of $100,000 to private lender D, convertible at the election of the holder into shares of common stock at an exercise price of eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading days including and immediately preceding the conversion date, subject to a floor price of $3.20 per share in replacement of current debt. On May 5, 2025, the note holder elected to convert $79,197 of debt and the accumulated interest as of May 5, 2025, totaling $21,292 into 5,000 shares of common stock. On January 5, 2026, the holder elected to convert $49,974.02 of a promissory note into 18,816 shares of common stock.

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

15.INCOME TAXES

As of March 31, 2026, the Company had U.S. federal net operating loss carryforwards.

The Company considered all positive and negative evidence. Given the caution of Subtopic 30-21 regarding the difficulty in forming a conclusion that a valuation allowance is not needed in the case of cumulative losses, it is the Company’s conclusion that it is more likely than not that the Company’s existing deferred tax assets in the U.S. will not be realized and that a valuation allowance is necessary as of March 31, 2026. Accordingly, the Company has recorded a full valuation allowance of in the U.S. The Company has evaluated all of the negative and positive evidence as of March 31, 2026, and concludes that due to the Company being in a 3-year cumulative loss position, it is more likely than not that the net Canadian deferred tax assets will be not realized. As such, the Company has recorded and maintained a full valuation allowance in Canada.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this for the year ended December 31, 2025.

As of March 31, 2026, and December 31, 2025, the Company does not have any unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2026 and December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the three months ended March 31, 2026 and 2025, totaled 862,978 and 1,054,827, respectively.

17.EQUITY

During the three months ended March 31, 2026 and 2025, the Company issued 33,332 and 265,673 shares of common stock for non-cash payments of accounts payable of $81,924 and $1,186,596, respectively. During the three months ended March 31, 2026 and 2025, the Company issued 69,782 and 13,542 shares of common stock, for conversion of debt, amounting to $213,742 and $92,084 net of offering costs of $0, respectively.

During the three months ended March 31, 2026 and 2025, the Company issued 426,143 and 0 shares of common stock, respectively, for acceptance of share subscriptions, amounting to $747,975 and $0 net of offering costs of $630,287 and $0, respectively.

For the three months ended March 31, 2026, the Company incurred equity issuance costs of $630,287. For the three months ended March 31, 2025, the Company incurred equity issuance costs of $0. These costs consisted of legal, marketing, accounting, printing, administration, broker-dealer, escrow and filing fees directly related to their respective offerings

On June 14, 2024, the SEC qualified an offering of securities submitted by the Company under Regulation A (the “2024 Reg A Offering”). Under the 2024 Reg A Offering, the Company proposed to sell up to 416,667 shares (“Shares”) at a price of $48.00 per Share, and up to 606,528 shares of common stock underlying warrants issued in the Company’s 2021 Reg A Offering, exercisable at a price of $36.00 per warrant.

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Through March 31, 2026, the Company sold 426,143 shares of common stock through the ATM Offering, generating net proceeds of $747,975.

The table below sets forth the shares reserved as of March 31, 2026, by the Company for future potential issuance.

Maximum Issuable
Company Stock Option Plan	500,000

Common Share Purchase Warrants issued	787,708
Shares issuable on exercise of outstanding Brokers Warrants issued under the Reg A Offering	6,065
Reservation for conversion of maximum issuable common shares	416,667
Shares issuable on exercise of outstanding Brokers Warrants issued under the Reg A Offering	3,214
Reservation for convertible note	328,539
Total shares reserved for issuance	2,042,193

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

As of March 31, 2026, the Company had a total of 796,988 warrants issued and outstanding each to purchase one share of common stock, exercisable at a range from $60 to $3.84 per share for cash and a range length of time to exercise from 0.8 to 5 years. There were 800,113 warrants to purchase common stock outstanding as of December 31, 2025.

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

The table below sets forth share options outstanding as of March 31, 2026.

Grant	Options	Exercise
Date	Outstanding	Price	Expiration	Vesting
				Equally over 3 years
September 1,			August	commencing on first
2022	4,896	$21.60	31, 2027	anniversary of grant date
				Equally over 3 years
October 15,			October 14,	commencing on first
2023	42,345	38.40	2028	anniversary of grant date
				31,112 vest immediately,
				remaining vest equally over 3
November 1,			October 31,	years commencing on first
2023	10,417	38.40	2028	anniversary of grant date
				Equally over 3 years
November 22,			November	commencing on first
2024	8,333	11.76	23, 2027	anniversary of grant date

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2026 and 2025, the Company recorded share-based compensation expense of $87,454 and $78,880, respectively, as part of general and administrative expenses.

As of March 31, 2026, the Company had $94,091 of unrecognized share-based compensation costs related to non-vested awards that will be recognized over a weighted average period of 3 years. As of March 31, 2026, 88,706 options have vested, and are exercisable.

The following sets forth the outstanding common share options and related activity for the period ended March 31, 2026:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share
Outstanding as of December 31, 2025	69,449	$ 12.00
Granted	-	-
Exercised	-	-
Forfeited	(3,458)	38.40
Outstanding as of March 31, 2026	65,991	$ 9.48

Grant Date	Restricted Shares	Issue Price	Expiration	Vesting
December 31, 2024	10,417	$ 8.24	January 2, 2026	Vested on August 8, 2025, by board resolution
January 10, 2025	10,417	11.12	January 12, 2026	Vested on August 8, 2025, by board resolution
February 28, 2025	10,417	5.76	March 2, 2026	Vested on August 8, 2025, by board resolution
May 27, 2025	56,250	6.64	May 29, 2026	Vested on August 8, 2025, by board resolution
November 4, 2025	87,500	3.35	September 4, 2026	Vesting over 10 months
November 5, 2025	56,250	3.19	November 5, 2025	Vested at issuance

During the three months ended March 31, 2026 and 2025, the Company recorded restricted share-based compensation expense of $87,454 and $72,500, respectively, as part of general and administrative expenses. As of March 31, 2026, the Company had $175,980 of unrecognized restricted share-based compensation costs related to non-vested awards that will be recognized over a weighted average period of 10 months. As of March 31, 2026, 178,750 restricted shares have vested.

19.RELATED-PARTY TRANSACTIONS

Related-party transactions in these consolidated financial statements are as follows:

Board of Director observation rights;

the right to receive certain quarterly and annual financial statements of the Company; and

certain inspection rights so long as JPMorgan owns at least 10% of the Company’s outstanding shares of common stock.

The JPM Agreement terminated immediately upon the listing of the company’s common stock on the Nasdaq stock market in October 2024.

During the three months ended March 31, 2026, and as of December 31, 2025, the company received $150,000 and $84,112, respectively in cash proceeds from a director. The advances are unsecured, non-interest-bearing and due on demand. The company owed the director $234,112 as of March 31, 2026 which is included in related-party accounts payable on the Company's consolidated balance sheet.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

20.DISAGGREGATED REVENUE

Revenue consisted of the following refined product types sold domestically in the Southwest USA region for the three months ended March 31:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Diesel	$382	$1,852,935
Liquid Asphalt	1	2,724,298
VGO	-	1,624,504
Naphtha	-	120,486
Other	-	10,744
Total Revenue	$383	$6,332,967

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

21.DISAGGREGATED EXPENSES

Cost of sales consisted of the following for March 31:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Crude Oil	$(305)	$3,718,254
Fuels and chemicals	(1,068)	1,514,851
Freight out	(81,995)	754,089
Freight in	(2,801)	462,384
Salary and wages	125,103	290,960
Depreciation and amortization	262,647	241,138
Repairs and maintenance	75,816	57,800
Other	12,204	(9)
Automobile	-	19,592
Total cost of Goods Sold	$389,601	$7,059,059

General and administrative expenses consisted of the following for March 31:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Executive compensation	$508,733	$633,630
Professional fees	452,548	964,516
Insurance	132,036	162,775
Lease and utilities	44,453	57,404
Travel	37,180	68,710
Licenses	20,129	5,422
Other general and administrative	13,599	23,720
Bank charges	4,558	18,217
Auto	-	1,063
Total General and Administrative	$1,213,236	$1,935,457

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Professional fees included the following for March 31:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Auditor	$175,955	$146,498
Legal	125,851	(32,470)
Business development	107,533	340,996
Membership and subscriptions	29,767	118,375
Environmental	13,434	4,778
Investor relations	8	5,348
Advertising and marketing	-	348,353
Other	-	22,643
Tax	-	9,995
Total	$452,548	$964,516

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

The Company is in the process of developing a second segment, 2020 Resources LLC (PR Spring facility), which currently is not generating revenues. There continues to be associated development costs which are being capitalized, with a plan to be completed in the summer 2027.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following presents selected financial information with respect to our single reportable segment for March 31:

	3 months Ended	3 months Ended
	March 31,	March 31,
	2026	2025
Net sales	$383	$6,332,967
Cost of goods sold	389,601	7,059,059
Gross margin	(389,218)	(726,092)

Operating expenses:
General and administrative	1,213,236	1,935,457
Depreciation and amortization	2,210	2,028
Total operating expenses	1,215,446	1,937,485

Loss from operations	(1,604,664)	(2,663,577)

Other income (expense):
Interest expense	(333,989)	(901,561)
Loss on extinguishment of debt	(269,396)	(56,660)
Gain or (loss) on warrant revaluation	(75,342)	274,980
Other income (expense)	(36,854)	7,477
Gain on disposal of assets	-	5,647
Other expense, net	(715,581)	(670,117)

Loss before provision for income taxes	(2,320,245)	(3,333,694)

Provision for income taxes	-	-

Net loss	(2,320,245)	(3,333,694)

Other Comprehensive Loss
Exchange loss on translation of foreign operations	(2)	422

Net loss and comprehensive loss	(2,320,247)	(3,333,272)

Loss per common share
Basic and diluted	$(0.65)	$(1.25)
Weighted average shares outstanding
Basic and diluted	3,579,933	2,657,616

The segmented assets as of March 31, 2026 are as follows:

	Foreland Refining	2020 Resource LLC	Total
Total Assets	$8,292,577	$11,019,526	$19,312,103

The segmented assets as of December 31, 2025 are as follows:

	Foreland Refining	2020 Resource LLC	Total
Total Assets	$8,497,814	$10,717,007	$19,214,821

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

23.COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, the Company has the following commitments for two leased land rights of way rentals in Nye County, Nevada, totaling approximately 40 acres:

	Acres	Expiration	Annual Fee
Right-of-Way Grant N-41035	19.66	December 31, 2054	$2,850
Right-of-Way Grant N-42414	20.32	December 31, 2044	1,400
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

24.SUBSEQUENT EVENTS

Management performed a review and determined that, except as disclosed elsewhere herein and below, no material events occurred subsequent to March 31, 2026 through the date of the presentation of these financial statements.

On March 31, 2026, the Company entered into an exclusivity agreement (the “Exclusivity Agreement”) with a counterparty in connection with the Company’s evaluation of a potential transaction involving the acquisition of digital infrastructure assets (the “Potential Transaction”). In connection with its evaluation of the Potential Transaction, the Company received certain information relating to the counterparty’s plans, including that the counterparty is currently in discussions with a potential tenant regarding a long-term lease and the counterparty is considering several potential financing options. As of the date hereof, discussions between the Company and the counterparty regarding the Potential Transaction are ongoing. No definitive terms have been agreed upon, and the Company has not entered into any definitive agreement with respect to the Potential Transaction.

On April 22, 2026, in connection with its At-the Market Program (the “ATM Program”), the Company entered into that certain Amended and Restated Sales Agreement (the “A&R Sales Agreement”) with Muriel Siebert & Co., LLC (“Siebert” or the “Agent”), pursuant to which Siebert replaced Cantor Fitzgerald & Co. (“Cantor”) as the principal and/or the sole designated sales agent. The material terms and conditions of the Sales Agreement, dated January 12, 2026, by and between the Company and Cantor otherwise remain unchanged.

On April 22, 2026, in connection with its ATM Program, the Company filed a prospectus supplement with the SEC, updating the aggregate sales price to up to $12,600,000, pursuant to the A&R Sales Agreement. As of May 12, 2026 the Company issued 822,764 shares of common stock through Siebert under the ATM Program, generating net proceeds to the Company of $4,803,278.

On April 8, 2026, Company convertible note holder Varie Asset Management, LLC elected to convert $125,000of the principal and $11,099.80 of its interest due on the Note issued by Sky Quarry Inc. (“Borrower”) on July 21, 2025, into 34,025 shares of our common stock.

On April 8, 2026, Company convertible note holder Varie Asset Management, LLC elected to convert $150,000of the principal and $16,556.93 of its interest due on the Note issued by Sky Quarry Inc. (“Borrower”) on May 22, 2025, into 41,640 shares of our common stock.

On April 13, 2026, Company convertible note holder Varie Asset Management, LLC elected to convert $175,000of the principal and $13,308.03 of its interest due on the Note issued by Sky Quarry Inc. (“Borrower”) on August 29, 2025, into 49,039 shares of our common stock.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 7, 2026, Company convertible note holder Varie Asset Management, LLC elected to convert $100,000.00 of the principal and $6,659 of its interest due on the Note issued by Sky Quarry Inc. (“Borrower”) on October 21, 2025, into 30,301 shares of our common stock.

During the month of April 2026, the company received $60,648 in cash proceeds from a director.  $448,724 of funds were converted into a short term note payable with an origination fee of $15,864 and bearing interest of 15% per annuum. The maturity date is the earlier of July 29, 2026 or the date on which the aggregate proceeds of at least three million dollars of new capital through the current ATM offering are received. Regular payments are being made and the balance of this note as of May 12, 2026 was $248,908.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate a regional refinery (the Eagle Springs Refinery) producing diesel, VGO, naphtha and liquid paving asphalt from crude oil suppliers in the Uintah basin near Nevada and Utah.  In addition to our goal of growing the refinery, we have a separate division in the development-stage (P.R. Springs) formed to deploy technologies to facilitate the recycling of waste asphalt shingles and remediation of oil-saturated sands and soils, providing sustainable refined crude products. We anticipate several benefits from the recycling and production of oil from asphalt shingles reducing the dependence on landfills for the disposal of waste and reducing dependence on foreign oil.

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

Currently, we intend to finish retrofitting our oil sands remediation facility located in PR Spring in eastern Utah in the 2027 calendar year when the necessary funding is obtained to recycle waste asphalt shingles using our ECOSolv technology, to produce and sell oil as well as asphalt paving aggregate mined from our bitumen deposit.

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

The Company has a single segment reporting approach given all revenues are generated from Foreland Refining products. The Company anticipates the possibility of segmental reporting in the future in connection with alternative revenue streams and cost centers.

Reverse Stock Split

We filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware on March 5, 2026, to affect a one-for-eight (1-for-8) reverse stock split (the “Reverse Stock Split”) of our shares of common stock, par value $0.0001 (the “Common Stock”). The Reverse Stock Split was effective on March 15, 2026, at 11:59 PM Eastern Time.

All historical share and per-share amounts reflected throughout the consolidated financial statements and our discussions herein in this Item 2 have been adjusted to reflect the Reverse Stock Split.

ATM Program

On April 22, 2026, the Company replaced Cantor Fitzgerald & Co. with Muriel Siebert & Co., LLC (“Siebert” or the “Agent”) as the principal and/or the sole designated sales agent and updated the size of the program to up to $12,600,000. As of March 31, 2026, the Company issued 426,143 shares of common stock through its previous ATM sales agent, Cantor Fitzgerald & Co., generating net proceeds of $747,975.

Exclusivity Agreement

In March 2026, the Company entered into an exclusivity agreement (the “Exclusivity Agreement”) with a counterparty in connection with the Company’s evaluation of a potential transaction involving the acquisition of digital infrastructure assets (the “Potential Transaction”). No definitive terms have been agreed upon, and the Company has not entered into any definitive agreement with respect to the Potential Transaction.

Plant Outages and Maintenance

Our facilities require ongoing maintenance and from time-to-time certain repairs, improvements and retrofitting, which may require us to temporarily shut down or operate at a diminished capacity. Our Eagle Springs refinery operated by Foreland Refinery Corporation experienced a shut down during the fourth quarter of 2025 in connection with a boiler repair. Currently, repairs have been completed, and the refinery is being prepared to resume operations, subject to the procurement of feedstock. The unscheduled repairs and outages at Foreland’s Eagle Springs Refinery have had a negative impact on our final financial results for the third and fourth quarters of 2025, and financial results for the first quarter of 2026. Currently, we expect the facility to be operational by the end of the second quarter of 2026.

Our Financial Condition and Going Concern Issues

As a result of our financial condition, we have included in our condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025, a note indicating that there is significant doubt about the Company’s ability to continue as a going concern. The opinion on the December 31, 2025 audited financial statements from our independent registered public accounting firm for those statements also includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (June 4, 2019) through March 31, 2026, we have incurred accumulated net losses of $38,486,733. To address our going concern, we aim to increase revenues by securing greater volumes of crude oil for our Foreland refinery, which should enhance our contribution margin. Additionally, we are pursuing opportunities to reduce debt service through refinancing or repayment of existing obligations, establish strategic partnerships, and raise capital through equity or debt offerings, or a combination of these actions. Given our current revenue and cash usage levels, we have pressing working capital needs that necessitate raising funds through equity or debt issuance, coupled with efforts to boost revenue and control operating expenses. However, there is no guarantee that we will be able to raise sufficient capital, grow revenues, and generate the cash flow needed to meet our operating expenses and capital requirements effectively.

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

Results of Operations for the Three Months ended March 31, 2026 and 2025

Introduction

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2026 and 2025, respectively. We have derived this data from our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We had net sales of $383 for the three months ended March 31, 2026, compared to $6,332,967 for the three months ended March 31, 2025. Our cost of goods sold for the three months ended March 31, 2026, were $389,601, compared to $7,059,059 for the three months ended March 31, 2025. Cost of goods sold does not change directly with sales due to certain fixed cost allocations across significantly lower production barrels. The significant decrease in our sales were the direct result of the company’s challenges associated with the outage of our Eagle Springs refinery.

Our operating expenses were $1,215,446 for the three months ended March 31, 2026, compared to $1,937,485 for the three months ended March 31, 2025. Our operating expenses consisted of general and administrative and depreciation and amortization.

Net Sales and Net Loss

Our net sales, costs of goods sold, gross profit, operating expenses, other income (expense) and net loss for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Net sales	$383	$6,332,967
Cost of goods sold	389,601	7,059,059
Gross margin	(389,218)	(726,092)

Operating expenses:
General and administrative	1,213,236	1,935,457
Depreciation and amortization	2,210	2,028
Total operating expenses	1,215,446	1,937,485

Loss from operations	(1,604,664)	(2,663,577)

Other income (expense):
Interest expense	(333,989)	(901,561)
Loss on extinguishment of debt	(269,396)	(56,660)
Gain or (loss) on warrant revaluation	(75,342)	274,980
Other income (expense)	(36,854)	7,477
Gain on disposal of assets	-	5,647
Other expense, net	(715,581)	(670,117)

Loss before provision for income taxes	(2,320,245)	(3,333,694)

Provision for income taxes	-	-

Net loss	(2,320,245)	(3,333,694)

Other Comprehensive Loss
Exchange loss on translation of foreign operations	(2)	422

Net loss and comprehensive loss	(2,320,247)	(3,333,272)

Loss per common share
Basic and diluted	$(0.65)	$(1.25)
Weighted average shares outstanding
Basic and diluted	3,579,933	2,657,616

Net Sales

The following table shows net sales by category for the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended	Change
	March 31, 2026	March 31, 2025
Diesel	$382	$1,852,935	(100%)
Liquid Asphalt	1	2,724,298	(100%)
VGO	-	1,624,504	(100%)
Naphtha	-	120,486	(100%)
Other	-	10,744	(100%)
Total Net Sales	$383	$6,332,967	(100%)

We had net sales of $383 for the three months ended March 31, 2026, compared to $6,332,967 for the three months ended March 31, 2025, a decrease of $6,332,584.  Beginning in late June 2025, the Company’s production was limited due to crude supplier disruptions and delays in completing certain maintenance activities. The lack of refinery operational revenue during the first quarter of 2026 was the result of refinery repairs that were concluded subsequent to the end of the period. Restart challenges and reconnecting refinery feedstock supply will be the primary focus of the Company in the subsequent quarter to generate revenues from operations. The Company expects production to resume in June of 2026.

Additionally, feedstock pricing, based partly on WTI market pricing rose from approximately $57 per barrel on January 1, 2026 to $101 per barrel by March 31, 2026, roughly a 77% increase according to the US Energy Information Agency (EIA). Currently, we believe regional market dynamics may be reflected in the second half of 2026 in crack spreads or refinery margins, based on industry peers’ publicly available comments.

Cost of Goods Sold

The following table shows cost of goods sold by category for the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025	Change
Crude Oil	$(305)	$3,718,254	(100)%
Fuels and chemicals	(1,068)	1,514,851	(100)%
Freight out	(81,995)	754,089	(111)%
Freight in	(2,801)	462,384	(101)%
Salary and wages	125,103	290,960	(57)%
Depreciation and amortization	262,647	241,138	9%
Repairs and maintenance	75,816	57,800	31%
Other	12,204	(9)	(135700)%
Automobile	-	19,592	(100)%
Total Cost of Goods Sold	$389,601	$7,059,059	(94)%

Our cost of goods sold for the three months ended March 31, 2026 was $389,601 compared to $7,059,059 for the three months ended March 31, 2025, a decrease of $6,669,458. Gross margin loss for the three months ended March 31, 2026 was $389,218, compared to $726,092 for the three months ended March 31, 2025, a decrease of $336,874 for the comparative period. The decline in cost of sales for the three months ended March 31, 2026 presented compared to the prior periods was primarily due to the decline in net sales described above.

Cost of goods sold as a percentage of net sales was 101,723% for the three months ended March 31, 2026, compared to 112% for the three months ended March 31, 2025. We believe this comparison is not meaningful as the refinery was not operational during the first quarter of 2026 as described above.

General and Administrative

The following table shows general and administrative expenses by category for the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025	Change
Executive compensation	$508,733	$633,630	(20)%
Professional fees	452,548	964,516	(53)%
Insurance	132,036	162,775	(19)%
Lease and utilities	44,453	57,404	(23)%
Travel	37,180	68,710	(46)%
Licenses	20,129	5,422	271%
Other general and administrative	13,599	23,720	(43)%
Bank charges	4,558	18,217	(75)%
Auto	-	1,063	(100)%
Total General and Administrative	$1,213,236	$1,935,457	(37)%

Our general and administrative expenses decreased by $722,221 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a decrease of $124,897 in executive compensation attributable to a smaller Board of Directors with lower fees expensed in the current year. The decreased in general and administrative costs for the three months ended March 31, 2026 compared to 2025 were also due to a $511,968 decrease in professional fees, primarily consisting of decreases in advertising and marketing, and business development.

Other Income (Expense)

Other expense was $715,581 for the three months ended March 31, 2026, compared to $670,117 for the three months ended March 31, 2025, a decrease of $45,464. In the three months ended March 31, 2026, other income (expense) consisted of interest expense $333,989, loss on extinguishment of debt $269,396, loss on warrant valuation $75,342, and other expense $36,854. In the three months ended March 31, 2025, other income (expense) consisted of interest expense $901,561, loss on extinguishment of debt $56,660, offset by gain on warrant valuation $274,980, other income $7,477, and gain on disposal of assets $5,647.

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

Net Loss

Net loss was $2,320,245 or a loss of $(0.65) per share, for the three months ended March 31, 2026, compared to net loss of $3,333,694 or $(1.25) per share, for the three months ended March 31, 2025.

Our net loss compared to the previous periods’ net loss was primarily driven by a reduction in total production of the refinery attributable to the outage which resulted in reduced revenues during the period.

Liquidity and Capital Resources

Introduction

We had negative operating cash flows for the three months ended March 31, 2026. Our cash on hand as of March 31, 2026, was $66,828. While we had negative net cash from operations for the three months ended March 31, 2026, our monthly cash flow burn rate for the three months ended March 31, 2026, was $196,210. In connection with the Foreland Refinery acquisition and PR Spring facility retrofit program, we believe we will continue to have material capital expenditures and face long term cash needs. While we anticipate that these needs will be satisfied through the issuance of our debt and/or equity securities until such time as our cash flows from operations will satisfy our cash needs, we cannot provide any assurances of such.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2026 and December 31, 2025, respectively, are as follows:

	March 31, 2026	December 31, 2025	Increase (decrease)
Cash	$66,828	$35,370	$31,458
Total Current Assets	1,265,959	1,327,680	(61,721)
Total Assets	19,312,103	19,214,821	97,282
Total Current Liabilities	16,396,683	15,120,773	1,275,910
Total Liabilities	$17,314,288	$16,027,854	$1,286,434

Our cash increased by $31,458 as of March 31, 2026, as compared to December 31, 2025. Our total current assets decreased by $61,721 primarily because of a decrease in inventory of $23,453, and prepaids of $65,038.

Our total assets increased by $97,282 due to the changes in property, plant and equipment of $178,523, and cash $31,458.

Our current liabilities as of March 31, 2026 as compared to December 31, 2025, increased by $1,275,910 and our total liabilities increased by $1,286,434, both primarily as a result of an increase in accounts payable of $777,065, related-party payables of $372,212, notes payable of $10,524, lines of credit of $95,401, and warrant liability of $75,342.

The increase in liabilities, noted above, are due to the losses described above.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

On June 27, 2025, the Company’s wholly owned subsidiary, Foreland Refining Corporation, launched a Regulation Crowdfunding (Reg CF) offering to raise up to $1.235 million to fund working capital and general corporate purposes. As of March 31, 2026, the subsidiary had raised $513,300 in commitments. Although the Reg CF is being conducted at the subsidiary level, the proceeds are expected to support business lines that may be consolidated into the Company’s operations. The offering is not expected to have a material near-term impact on the Company’s consolidated liquidity position.

ATM Program

We continue to maintain an ATM Program. On January 12, 2026, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor, pursuant to which we, from time to time, may offer and sell shares (the “ATM Shares”) of our common stock, through or to Cantor, acting as principal and/or sales agent, having an aggregate sales price of up to $4,700,000.

On April 22, 2026, the Company entered into that certain Amended and Restated Sales Agreement (the “A&R Sales Agreement”) with Siebert, pursuant to which Siebert replaced Cantor as the principal and/or the sole designated sales agent. The material terms and conditions of the Sales Agreement otherwise remain unchanged.

On April 22, 2026, in connection with its ATM Program, the Company filed a prospectus supplement with the SEC, updating the aggregate sales price to up to $12,600,000, pursuant to the A&R Sales Agreement. As of March 31, 2026, the Company issued 426,143 shares of common stock through Cantor under the ATM Program, generating net proceeds of $747,975.

Cash Requirements

Our cash on hand as of March 31, 2026, was $66,828. The Company will continue to require additional cash to meet ongoing operational and capital needs. Despite the company’s efforts to increase production capacity at the refinery, as well as ongoing maintenance and refurbishment activities, and the high interest payments, we are not yet generating sufficient cash flow to cover operational costs. The need for cash is driven by both ongoing operating expenses, and costs of indebtedness. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our equity securities, or a combination thereof, until such time as improvements to our cash flows from operations will satisfy our cash flow needs. Management remains committed to securing the necessary resources to ensure the Company can meet its financial obligations and continue executing its long-term objectives. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities for the three months ended March 31, 2026 and 2025, was $588,631 and $1,963,224, respectively. Our net cash used in operating activities for the three months ended March 31, 2026, consisted of a net loss of $2,320,245, favorable working capital changes of $1,374,593, adjusted for share based compensation of $87,454, depreciation and amortization of $264,857, amortization of debt issuance costs of $101,649, amortization of right-of-use asset of $20,943, loss on extinguishment of debt of $269,396, and loss on revaluation of warrant liability of $75,342. Our net cash used in operating activities for the three months, ended March 31, 2025 consisted of a net loss of $3,333,694, less unfavorable changes in working capital of $738,676, share-based compensation of $78,880, depreciation and amortization of $242,004, amortization of right-of-use asset of $24,129, amortization of debt issuance costs of $765,793, loss on extinguishment of debt of $56,660.

Investing Activities

Our cash flow used in investing activities for the three months ended March 31, 2026 and 2025, was $443,380 and $316,210, respectively, an increase of $127,170. Our investing activities during the three months ended March 31, 2026, consisted of a net increase from proceeds of sale of assets of $0, and payments for oil and gas properties of $0, and property, plant and equipment of $443,380. Our investing activities during the three months ended March 31, 2025, consisted of a net increase from property, plant and equipment of $297,389, purchase of oil and gas development assets of $32,881 and an increase from proceeds of sale of assets of $14,060.

Financing Activities

Our net cash provided by (used in) financing activities for the three months ended March 31, 2026 and 2025, was $1,064,894 and ($24,050), respectively, a decrease of $1,088,944. Our cash flows from financing activities during the three months ended March 31, 2026, consisted of proceeds of lines of credit of $97,720, proceeds from notes payable of $227,830, proceeds from common stock $747,975, offset by payments on lines of credit of $2,319, payments on notes payable of $6,312. Our cash flows from financing activities during the three months ended March 31, 2025, consisted of proceeds of lines of credit of $5,339,736, and proceeds from notes payable of $143,237, offset by payments on lines of credit of $4,272,336, and payments on notes payable of $1,231,214, and payments on finance lease of $3,473.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and participation of our principal executive officer and principal financial officer at March 31, 2026, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2026, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2026, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Delwo

On March 24, 2026, Darryl Delwo, the Company’s former Chief Financial Officer, filed a complaint against the Company and its interim-CEO Marcus Laun in the Superior Court of California, County of Los Angeles, asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with contract. Mr. Delwo alleges that the Company failed to increase his compensation as promised following the Company's October 2024 IPO and NASDAQ listing, failed to pay portions of his salary throughout 2024 and 2025, and refused to provide separation payments and benefits owed under his Executive Employment Agreement following his resignation for which he claims there was Good Reason on August 4, 2025. The complaint also alleges that Mr. Laun personally and deliberately induced the Board to withhold Mr. Delwo’s compensation and contractual benefits, acting outside the scope of his employment and with malice. Mr. Delwo seeks damages of not less than $875,012.35 on each cause of action, plus attorneys' fees and pre-judgment interest, and has demanded a jury trial.

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

In connection with these obligations, KF Business holds security interests in certain collateral pursuant to (i) a security agreement, which granted KF Business a security interest in two natural gas turbine power generators owned by 2020 Resources LLC, and (ii) a security agreement, which granted KF Business a security interest in various assets of 2020 Resources LLC, including accounts, equipment, inventory, and intellectual property.

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

ITEM 1ARisk Factors

There has been no material change in the Company's risk factors that were described in the Company’s Annual Report, except as described below.

Risks Related to our Business

While we have entered the Exclusivity Agreement, the Company has not entered into any definitive agreement with respect to the Potential Transaction, and there can be no guarantee that that we will recognize the anticipated benefits of the Potential Transaction if consummated.

In March 2026, the Company entered into an exclusivity agreement (the “Exclusivity Agreement”) with a counterparty in connection with the Company’s evaluation of a potential transaction involving the acquisition of digital infrastructure assets (the “Potential Transaction”). No definitive terms have been agreed upon, and the Company has not entered into any definitive agreement with respect to the Potential Transaction.

There can be no assurance that discussions will result in the execution of a definitive agreement or the consummation of the Potential Transaction, or any similar transaction. Furthermore, pursuant to the Exclusivity Agreement, the counterparty is permitted to consider alternative parties for a Potential Transaction. There can be no assurance that the counterparty will not enter into a definitive agreement with a party other than the Company in connection with the Potential Transaction. Nor can there be any assurance that, in the event the Company consummates the Potential Transaction, it will be on terms favorable to our stockholders or be otherwise accretive to stockholder value or that it will be completed in the time frame or in the manner anticipated.

ITEM 2Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4Mine Safety Disclosures

Not applicable.

ITEM 5Other Information

Not applicable.

ITEM 6Exhibits

(a)Exhibits

Exhibit No.	Description

10.1

Amended and Restated Sales Agreement, dated as of April 22, 2026, by and between the Company and Muriel Siebert & Co., LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 22, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C §1350).

32.2**	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sky Quarry Inc.
Dated: May 15, 2026	/s/
	By:	Marcus Laun
	Its:	Chief Executive Officer