Form 10-Q
period 2026-06-30
Sky Quarry Inc.
filed 2026-08-13
CIK 1812447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of August 12, 2026, there were 8,833,390 shares of common stock, $0.0001 par value, issued and outstanding.

SKY QUARRY INC.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2026

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

Forward-looking statements are not guarantees of future performance and are, by their very nature, uncertain and risky. Although Sky Quarry Inc.’s (“Sky Quarry,” the “Company,” “we,” “us” or “our”) management believes that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. These risks and uncertainties include, without limitation: our ability to continue as a going concern and to obtain additional financing on acceptable terms; our ability to resume and sustain refinery operations at our Eagle Springs Refinery, including the availability of crude oil feedstock; commodity price volatility, including fluctuations in the price of crude oil, diesel, and other refined products; our ability to execute our ATM equity offering program and access capital markets; the outcome of pending or future litigation, including the KF Business Ventures proceedings and other claims; our ability to service or refinance our existing indebtedness; our ability to consummate the Potential Transaction involving digital infrastructure assets and realize its anticipated benefits; risks relating to the development and commercialization of our ECOSolv technology and the PR Springs facility; risks related to environmental compliance, permitting, and regulatory changes; international, national, and local economic and market conditions; our ability to attract and retain qualified personnel; our ability to maintain compliance with Nasdaq listing requirements; changes in interest rates, inflation, and the cost of capital; business disruptions, supply chain challenges, and geopolitical uncertainties; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Report. Actual results may differ materially from those expressed or implied by these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Report. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Report. You are urged to carefully review and consider the risks, uncertainties, and additional discussions related thereto in this Report and other filings we file from time to time with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

Sky Quarry Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of June 30, 2026 and December 31, 2025

	June 30,	December 31,
	2026	2025
ASSETS

Current assets:
Cash	$7,226,564	$35,370
Accounts receivable	-	4,688
Prepaid expenses and other assets	1,697,322	609,257
Inventory	1,506,532	678,365
Total current assets	10,430,418	1,327,680

Property, plant and equipment	5,056,602	5,089,139
Oil and gas properties	8,783,450	8,783,450
Restricted cash	768,929	770,335
Right-of-use-asset	79,486	35,214
Goodwill	3,209,003	3,209,003

Total assets	$28,327,888	$19,214,821

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,155,113	$4,546,064
Operating lease liability	23,366	36,278
Warrant liabilities	272,368	97,486
Lines of credit	1,614,049	1,453,737
Current portion of notes payable	7,970,508	8,987,208
Total current liabilities	14,035,404	15,120,773

Notes payable, net of current portion	2,474,212	907,081
Operating lease liability, net of current portion	56,199	-
Total liabilities	16,565,815	16,027,854

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Common Stock $0.0001 par value: 2,000,000,000 shares authorized: 8,782,035 and 3,233,329 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3,509	2,586
Additional paid in capital	54,513,467	39,563,657
Accumulated other comprehensive loss	(212,794)	(212,788)
Accumulated deficit	(42,542,109)	(36,166,488)
Total shareholders’ equity	11,762,073	3,186,967

Total liabilities and shareholders' equity	$28,327,888	$19,214,821

See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net sales	$-	$4,541,472	$383	$10,874,439
Cost of goods sold	685,601	4,658,440	1,075,202	11,717,499
Gross margin	(685,601)	(116,968)	(1,074,819)	(843,060)

Operating expenses:
General and administrative	1,886,956	1,620,696	3,100,192	3,554,426
Depreciation and amortization	1,649	2,916	3,859	4,944
Total operating expenses	1,888,605	1,623,612	3,104,051	3,559,370

Loss from operations	(2,574,206)	(1,740,580)	(4,178,870)	(4,402,430)

Other income (expense):
Interest income or (expense)	(349,476)	(318,708)	(683,465)	(1,191,176)
Gain (loss) on extinguishment of debt	(1,015,345)	29,093	(1,284,741)	(56,660)
Gain or (loss) on warrant revaluation	(99,540)	(174,354)	(174,882)	100,626
Other income (expense)	(16,809)	(4,101)	(53,663)	3,376
Gain on disposal of assets	-	-	-	3,920
Other expense, net	(1,481,170)	(468,070)	(2,196,751)	(1,139,914)

Loss before provision for income taxes	(4,055,376)	(2,208,650)	(6,375,621)	(5,542,344)

Provision for income taxes	-	-	-	-

Net loss	(4,055,376)	(2,208,650)	(6,375,621)	(5,542,344)

Other Comprehensive Loss
Exchange loss on translation of foreign operations	(4)	(2,097)	(6)	(1,675)

Net loss and comprehensive loss	(4,055,380)	(2,210,747)	(6,375,627)	(5,544,019)

Loss per common share
Basic and diluted	$(0.77)	$(0.82)	$(1.44)	$(2.17)
Weighted average shares outstanding
Basic and diluted	5,257,807	2,698,677	4,412,662	2,552,812

See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2025	2,378,401	$1,903	$35,674,391	$(23,968,089)	$(209,708)	$11,498,497
Common shares issued for non-cash consideration	265,673	212	1,186,384	-	-	1,186,596
Debt converted to common shares	13,542	11	92,073	-	-	92,084
Share based compensation	-	-	78,880	-	-	78,880
Stock warrants issued	-	-	56,660	-	-	56,660
Other comprehensive income	-	-	-	-	422	422
Net loss	-	-	-	(3,333,694)	-	(3,333,694)
Balance March 31, 2025	2,657,616	2,126	37,088,388	(27,301,783)	(209,286)	9,579,445
Common shares issued for non-cash consideration	101,155	81	143,922	-	-	144,003
Debt converted to common shares	5,000	4	100,485	-	-	100,489
Share based compensation	-	-	230,474	-	-	230,474
Stock warrants issued	-	-	21,818	-	-	21,818
Other comprehensive loss	-	-	-	-	(2,097)	(2,097)
Net loss	-	-	-	(2,208,650)	-	(2,208,650)
Balance June 30, 2025	2,763,771	$2,211	$37,585,087	$(29,510,433)	$(211,383)	$7,865,482

	Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2025	3,233,329	$2,586	$39,563,657	$(36,166,488)	$(212,788)	$3,186,967
Common shares subscription, less offering costs	426,143	338	747,637	-	-	747,975
Common shares issued for non-cash consideration	33,332	27	81,897	-	-	81,924
Debt converted to common shares	69,782	56	213,686	-	-	213,742
Share based compensation	-	-	87,454	-	-	87,454
Other comprehensive loss	-	-	-	-	(2)	(2)
Net loss	-	-	-	(2,320,245)	-	(2,320,245)
Balance March 31, 2026	3,762,586	3,007	40,694,331	(38,486,733)	(212,790)	1,997,815
Common shares subscription, less offering costs	4,355,652	436	11,791,538	-	-	11,791,974
Common shares issued for non-cash consideration	309,292	30	823,469	-	-	823,499
Debt converted to common shares	155,005	16	597,601	-	-	597,617
Share based compensation	199,500	20	606,528	-	-	606,548
Other comprehensive loss	-	-	-	-	(4)	(4)
Net loss	-	-	-	(4,055,376)	-	(4,055,376)
Balance June 30, 2026	8,782,035	$3,509	$54,513,467	$(42,542,109)	$(212,794)	$11,762,073

See accompanying Notes to Condensed Consolidated Financial Statements

Sky Quarry Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,375,621)	$(5,542,344)
Adjustments to reconcile net loss to cash and restricted cash and cash equivalents used in operating activities:
Share based compensation	694,002	309,354
Depreciation and amortization	492,758	557,454
Amortization of debt issuance costs	(98,976)	807,636
Amortization of ROU asset	37,112	48,842
Loss (gain) on revaluation of warrant liabilities	174,882	(100,626)
Loss on extinguishment of debt	1,284,741	56,660
Gain on the sale of assets	-	(3,920)
Changes in operating assets and liabilities:
Accounts receivable	4,688	501,376
Prepaid expenses and other assets	(483,565)	(64,541)
Inventory	(828,167)	1,149,885
Accounts payable and accrued expenses	(277,456)	1,589,955
Operating lease liability	(38,097)	(39,132)
Net cash and restricted cash and cash equivalents used in operating activities	(5,413,699)	(729,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-	14,060
Purchase of property, plant, and equipment	(460,221)	(42,383)
Purchase of oil and gas development assets	-	(352,973)
Net cash and restricted cash and cash equivalents used in investing activities	(460,221)	(381,296)

CASH FLOWS FROM FINANCING
Proceeds on lines of credit	202,630	8,338,455
Payments on lines of credit	(42,318)	(8,465,550)
Proceeds from note payable	896,866	574,380
Payments on note payable	(533,413)	(1,670,741)
Payments on finance lease	-	(3,474)
Proceeds on issuance of common stock	13,907,446	-
Net issuance cost	(1,367,497)	-
Net cash and restricted cash and cash equivalents provided by (used in) financing activities	13,063,714	(1,226,930)

Effects of exchange rate on cash	(6)	(1,675)

Increase (decrease) in cash and restricted cash and cash equivalents	7,189,788	(2,339,302)
Cash and cash equivalents and restricted cash, beginning of the period	805,705	3,314,913

Cash and restricted cash and cash equivalents, end of the period	$7,995,493	$975,611

See accompanying Notes to Condensed Consolidated Financial Statements.

Sky Quarry Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$627,672
Cash paid for taxes	-	9,253

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common shares issued for non-cash consideration	$905,423	$1,330,599
Conversion of debt	811,359	192,573

See accompanying Notes to Condensed Consolidated Financial Statements

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.NATURE OF OPERATIONS

Sky Quarry, Inc. and its subsidiaries (“Sky Quarry”, “SQI” or the “Company”) is a domestic refining and resource development company. Through its Foreland Refinery Corp wholly owned subsidiary located near Ely, Nevada, the Company operates the only licensed permitted crude oil refinery in that state servicing the crude oil supply in the Uintah basin. For over 25 years, the refinery has produced diesel, vacuum gas oil (VGO), naphtha and asphalt for adjacent regional markets in the United States. Recent refinery shutdowns in California have highlighted fuel resiliency needs for this area which we intend to support and supply. Sky Quarry’s second wholly owned subsidiary known as 2020 Resources, LLC owns a development stage facility known as PR Springs near Vernal, Utah representing an opportunity to monetize further resources in the area for growth. For more information, visit www.skyquarry.com.

2.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Sky Quarry and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all the adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2026 and December 31, 2025, the results of operations for the three and six months ended June 30, 2026 and 2025, and the cash flows for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

Significant Accounting Policies

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. There have been no changes to these policies during the quarter ended June 30, 2026, that are of significance or potential significance to the Company.

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

3.GOING CONCERN

These condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes that the Company will be able to realize its assets and satisfy its liabilities in the normal course of business for the foreseeable future. Management is aware, in making its going concern assessment, of material uncertainties related to events and conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. As of June 30, 2026, the Company has an accumulated deficit of $42,542,109. During the six months ended June 30, 2026, the Company had negative cash flows from operations of $5,413,699. The Company has received financing and capital through proceeds from sales of its common stock through an ATM offering of net proceeds of $12,539,949 and notes payable of $896,866 during the six months ended June 30, 2026.

Currently, repairs to the refinery have been completed and initial feedstock has been procured, subject to scale up operational testing and state inspection. As of the date of this report, the Foreland Refinery operations have not yet

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

restarted after a significant non-operating turnout period with no meaningful cash flow contributed to the Company during 2026 year to date. Without additional financing, the Company does not have sufficient operating cash flows to pay for its expenditures and settle its obligations as they mature. Subsequent to June 30, 2026, there is uncertainty in meeting these obligations. The Company does have to raise additional capital in the form of debt, equity and/or warrant exercise proceeds, or a combination thereof, to fund future capital expenditures, retire maturing debt obligations and any possible acquisitions. The Company’s current plan includes generating margin contribution from resumed refinery operations, closely monitoring its operating expenses, refinancing its current debt with longer term debt with amortization schedules that decrease monthly debt service obligations and utilizing equity offering proceeds where appropriate. These actions are intended to mitigate the going concern uncertainties and support the Company’s growth plans in commercializing its extraction technology. There is no assurance, however, that the Company will be successful in these efforts.

As of the date of this report, the Foreland Refinery operations have not yet restarted after a significant non-operating turnout period with no meaningful cash flow contributed to the Company during 2026 year to date. Without additional financing, the Company does not have sufficient operating cash flows to pay for its expenditures and settle its obligations as they mature. Subsequent to June 30, 2026, there is uncertainty in meeting these obligations. The Company does have to raise additional capital in the form of debt, equity and/or warrant exercise proceeds, or a combination thereof, to fund future capital expenditures, retire maturing debt obligations and any possible acquisitions. The Company’s current plan includes generating margin contribution from resumed refinery operations, closely monitoring its operating expenses, refinancing its current debt with longer term debt with amortization schedules that decrease monthly debt service obligations and utilizing equity offering proceeds where appropriate. These actions are intended to mitigate the going concern uncertainties and support the Company’s growth plans in commercializing its extraction technology. There is no assurance, however, that the Company will be successful in these efforts.

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

4.INVENTORY

Inventory consists primarily of raw crude, chemicals and finished goods. Inventory consisted of the following:

	Period Ended	Year Ended
	June 30, 2026	December 31, 2025
Finished goods	$229,146	$136,717
Raw materials	1,065,827	323,034
Chemicals	211,559	218,614
Total	$1,506,532	$678,365

5.MINERAL LEASES

Through its acquisition of 2020 Utah, the Company indirectly acquired certain mineral rights under three mineral leases entitled “Utah State Mineral Lease for Bituminous-Asphaltic Sands” between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and 2020 Utah, as lessee, covering certain lands in the PR Springs Area largely adjacent to each other (the “SITLA Leases”). The SITLA Mineral Lease consisted of the following and is included in property plant and equipment under capital projects started in the Condensed Consolidated Balance Sheets.

SITLA Mineral Lease
Cost
December 31,2024	$63,800
Additions	18,040
December 31,2025	81,840
Additions	426,000
June 30, 2026	507,840
Accumulated Amortization
June 30, 2026, 2025, and 2024	-

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Carrying Amounts
June 30, 2026	$507,840

During the six months ended June 30, 2026, and year ended December 31, 2025, the Company did not record any amortization of the lease rights as operations have not yet commenced.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company (through its subsidiary) holds mineral leases (or the operating rights under leases) covering approximately 5,880 net acres within the State of Utah. Terms of the SITLA Leases are set forth in the table below.

	Gross	Net	Lease Expiry Date	Annual Rent	Annual Advance Minimum Royalty	Production Royalty Rate
Reference	Acres	Acres	(1)	(2)	(3)	(4)
ML-49927	4,319.9	4,319.9	1/31/2030	$12,960	$373,680	10%
ML-51705	1,560.0	1,560.0	1/31/2030	1,560	15,600	8%

Total	5,879.9	5,879.9		$14,520	$389,280

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

6.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	June 30, 2026	December 31, 2025
Buildings	$1,575,000	$1,575,000
Machinery and equipment	6,085,776	6,085,776
Capital projects started	542,062	81,840
Office furniture and equipment	34,401	34,401
Total property, plant and equipment	8,237,239	7,777,017
Less: Accumulated depreciation and amortization	(3,180,637)	(2,687,878)
Property, plant and equipment, net	$5,056,602	$5,089,139

Eagle Springs Refinery consists of tanks, buildings, refining processing equipment, shop, lab and equipment. For Eagle Springs Refinery, each class of property, plant and equipment is estimated to have a useful life of 5 years and are being amortized over a straight-line basis.

Depreciation and amortization expense totaled $227,901 and $315,450 for the three months ended June 30, 2026 and 2025, and $492,758 and $557,454 for the six months ended June 30, 2026 and 2025, respectively.

7.OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	June 30, 2026	December 31, 2025
Balance, beginning of period	$8,783,450	$8,534,967
Disposal	-	(252,334)
Additions	-	500,817
Balance, end of period	$8,783,450	$8,783,450

Oil and gas properties, located in the eastern Utah tar sands, includes undeveloped lands, unproved properties, research and development equipment, mining equipment and seismic costs where management has not fully evaluated for technical feasibility and commercial viability.

As of June 30, 2026, the Company holds oil and gas assets representing more than 10% of the total assets, which are primarily the PR Springs facility costs, which includes all direct costs incurred to acquire or construct the assets, including tanks, buildings, extraction processing equipment, shop, lab and equipment. The costs of the PR Springs facility under construction are capitalized as part of oil and gas properties. These costs include direct materials, labor,

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

and overhead attributable to the construction activities. As the facility is not yet operational, depreciation has not commenced. The construction project is classified as "construction in progress" until the PR Springs facility is placed into service. Once the asset is ready for its intended use, depreciation will begin based on its estimated useful life. The Company evaluates oil and gas properties for impairment in accordance with ASC 360-10-35. If indicators of impairment arise, the Company will assess the recoverability of the asset’s carrying value by comparing the asset’s carrying amount to the undiscounted future cash flows expected to be generated by the asset. If impairment is identified, the asset will be written down to its fair value. As of June 30, 2026, the Company has determined that there has been no impairment of the PR Springs facility under construction, as there are no indicators suggesting a decline in the asset's recoverable value. The Company has no proven reserves, and there have been no significant changes in reserves during the reporting period. The capitalized costs related to these oil and gas assets amount to $8,783,450 recorded at full cost, are not being depreciated and amortized as the facility is still under construction. Additions during the three and six months ended June 30, 2026 and 2025, relate to development and construction of the extraction facility at PR Springs There were no costs associated with well exploration during the periods ended the three and six months ended June 30, 2026 and 2025, respectively.

PR Springs has not commenced active extraction of reserves. Consequently, the Company is not required to provide reserve quantities or future cash flow disclosures in accordance with ASC 935-235-50-2. Based on our analysis of the asset group, we have determined that no impairment is necessary as of the reporting date. The carrying amounts of the development-stage extraction facility and related oil and gas properties are fully supported by projected future cash flows, which are derived from reasonable and supportable assumptions regarding commodity prices, expected production rates, and operating costs once the assets are operational. Additionally, no significant adverse changes in the economic environment, regulatory landscape, or project costs have occurred to suggest that the recoverable amount of these assets is less than their carrying value. As such, the assets continue to meet the criteria for capitalization, and no impairment loss has been recognized in accordance with ASC 360-10-35. Further, under ASC 932-360-35-19, the impairment analysis specifically considers the recoverability of costs capitalized for oil and gas properties in the development phase. As these costs are expected to be recoverable through future production, no impairment charge was required as of June 30, 2026 or June 30, 2025.

8.RIGHT-OF-USE ASSET AND LEASE LIABILITY

The Company currently leases office space, which are classified as operating leases under ASC 842.

The components of operating lease expense, associated with the Company’s leasing of office space, consisted of amortization of the right-of-use asset of $37,112 and $38,220 during the six months ended June 30, 2026 and 2025, respectively, and accretion of the lease liability of $780 and $4,781 for the six months ended June 30, 2026 and 2025, respectively.

The weighted average remaining lease term in years was 2.92 and 1.17 as of June 30, 2026 and 2025, respectively. The weighted average discount rate as of June 30, 2026 and 2025, was 11.90%.

Amortization expense on operating leases is included as part of general and administrative expenses on the income statement. The total lease expense recognized on the income statement is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

The following table reconciles the undiscounted future cash flows for the next five years and thereafter to the operating lease liabilities recorded within the condensed consolidated balance sheet as of June 30, 2026:

2026 (Remainder)	$13,000
2027	$31,668
2028	$32,618
2029	$16,550
Total lease payments	93,836
Less: amounts representing interest	(14,271)
Present value of lease liabilities	$79,565

The Company previously leased remote accommodation camps under finance lease agreements. During the third quarter of 2025, the Company terminated its finance lease arrangement, and all associated right-of-use assets and lease liabilities were fully derecognized during June 2025. No termination payments were made in connection with the early termination.

The components of finance lease expense, associated with the Company’s leasing of remote accommodation camps, consisted of amortization of the right-of-use asset of $0 and $10,623 during the six months ended June 30, 2026 and

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2025, respectively, and accretion of the lease liability of $0 and $51,007 during the six months ended June 30, 2026 and 2025, respectively.

The weighted average remaining lease term in years was 0 and 1 as of June 30, 2026 and 2025, respectively. The weighted average discount rate was 10.25%.

Amortization expense on financing leases is included as part of general and administrative expenses on the statement of operations. The total lease expense recognized on the statement of operations is the sum of the accretion of the lease liability and amortization expense. This total expense reflects the cost of using the leased asset over the lease term.

Included in the total lease payments are approximately $36,837 in demobilization costs associated with the decommissioning and removal of the remote accommodation camps at the end of the lease term in 2025. These costs have been capitalized as part of the lease liability and right-of-use asset and were recognized over the term of the lease.

9.GOODWILL

Goodwill is derived from the acquisition of Foreland in 2022. Goodwill recognized from the acquisition was $3,209,003.

10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Trade accounts payable	$2,669,663	$2,668,663
Accrued expenses	1,439,364	1,831,702
Other	46,086	45,699
	$4,155,113	$4,546,064

11.WARRANT LIABILITY

The details of warrant liability transactions for the three and six months ended June 30, 2026 and 2025, are as follows:

	June 30, 2026	December 31, 2025
Beginning balance	$97,486	$459,067
Fair value upon issuance of warrants	-	-
Change in fair value	174,882	(361,581)
Ending balance	$272,368	$97,486

On August 27, 2024, as consideration for the reduction of weekly payments to certain lenders during the Company’s Reg A Offering, the Company issued common stock warrants to purchase (“Purchase Warrant”) up to an aggregate of 78,125 shares of the Company’s common stock (the “Common Warrants”) at $4.50 per share.

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

During the three and six months ended June 30, 2026, the Company recognized change in fair value of the warrant liability of $99,540 and $174,882, respectively. During the three and six months ended June 30, 2025, the Company recognized change in fair value of the warrant liability of $174,354 and $(100,626), respectively. As of December 31, 2025, the fair value of the warrant liability was $97,486.

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

All changes in the fair value of the warrant liabilities are recognized as a change in fair value of warrant liability in the Company’s consolidated statements of operations until they are either exercised or expire.

The warrant liabilities for the Common Warrants were valued using a Black Scholes pricing model with the following weighted average assumptions:

	June 30, 2026	December 31, 2025
Stock price	3.67	1.76
Risk-free interest rate	4.19%	3.73%
Expected volatility	230%	139%
Expected life (in years)	3.16	3.65
Expected dividend yield	-	-
Fair value of warrants	$272,368	$97,485

12. LINES OF CREDIT

	June 30, 2026	December 31, 2025
Invoice purchase and security agreement	$1,614,049	$1,453,737

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

13.DEBT

Debt consisted of the following:

			Principal Balance	Principal Balance
Lender / Merchant	Maturity Date	Effective Interest Rate	June 30, 2026	December 31, 2025
Libertas 2026	February 14, 2028	8%	$3,970,873	$-
Private Lender A	November 24, 2025	30%	1,280,274	1,131,507
LendSpark #3	March 4, 2025	68%	555,650	555,650
ACMO USOS LLC	March 15, 2021	15%	191,699	191,699
Libertas #6	December 6, 2024	58%	-	2,388,381
Libertas #5	November 29, 2024	58%	-	1,187,082
Libertas #7	January 7, 2025	66%	-	379,675
LendSpark #4	December 4, 2024	68%	-	163,795
Libertas #4	September 12, 2024	68%	-	89,549
USA SBA	March 1, 2026	1%	-	6,313
			5,998,496	6,093,651
Less: Unamortized debt issuance costs			-	(917,708)
			$5,998,496	$5,175,943

As of June 30, 2026, the maturity date of debt is as follows:

Due in less than one year	$4,010,123
Due in more than one year, but less than two years	1,988,373
Less: Unamortized debt issuance costs	-
$5,998,496

The past due debt referred to above is owed to Private Lender A in the amount of $1,280,274, LendSpark in the amount of $555,650, and ACMO USOS LLC in the amount of $191,699. Provided that neither Libertas nor LendSpark

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Corporation commence foreclosure proceedings against us, we do not expect any adverse impact on our operations as a result of our past due debt.

The debt terms related to private lenders are as follows:

On June 29, 2026, Sky Quarry Inc. (the "Company”), together with Foreland Refining Corporation, a Texas corporation ("Foreland”), and 2020 Resources LLC ("2020 Resources,” and together with the Company and Foreland, the "Company Parties”), entered into a Conversion and Exchange Agreement (the "Exchange Agreement”) with Libertas Funding LLC, a Connecticut limited liability company ("Libertas”), pursuant to which the Company Parties converted, exchanged and cancelled $3,985,000 in aggregate outstanding merchant cash advance obligations (the "MCA Obligations”) owed to Libertas pursuant to (i) that certain Agreement of Sale of Future Receipts dated October 25, 2023, by and between Libertas and Foreland, for the sale of $1,731,660 of future sales receipts ("Libertas #4”), (ii) that certain Agreement of Sale of Future Receipts dated January 11, 2024, by and between Libertas and Foreland, for the sale of $2,632,852 of future sales receipts ("Libertas #5”), (iii) that certain Agreement of Sale of Future Receipts dated January 18, 2024, by and between Libertas and Foreland, for the sale of $4,224,000 of future sales receipts ("Libertas #6”), (iv) that certain Agreement of Sale of Future Receipts dated February 19, 2024, by and between Libertas and Foreland, for the sale of $1,386,000 of future sales receipts ("Libertas #7” and, together with Libertas #4, Libertas #5 and Libertas #6, the "MCA Agreements”), for the issuance by the Company Parties to Libertas a promissory note (the "Note”) in the original principal amount of $3,985,000. This note requires repayments over a period of 86 weeks of between $15,000 and $70,000 per week.

Upon issuance of the Note, the MCA Obligations and MCA Agreements were fully and irrevocably satisfied, cancelled and extinguished. Libertas provided a general release of all claims against the Company Parties arising out of or related to the MCA Agreements.

On July 24, 2025, the Company entered into a business loan with KF Business Ventures, LP (private lender A) in the amount of $1,000,000. This loan carries a rate of 30% and matures on November 24, 2025 and is secured by all assets of 2020 Resources. As an inducement for advancing the note, the lender was issued 62,500 shares valued at the market price of $5.50 per share in addition to 250,000 share purchase warrants, each granting the holder the right to purchase one common share of the company at a price of $5.60 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants and shares issued were recorded separately as debt discount and amortized over the term of the debt.

On March 4, 2026, KF Business Ventures, LP (private lender A) filed a lawsuit against the Company and its subsidiaries, Foreland Refining Corp. and 2020 Resources LLC, in Utah state court alleging, among other things, breach of contract, and seeking repayment of approximately $2,200,000 in principal under certain promissory notes, plus accrued interest, unpaid advisory fees, and foreclosure on the collateral securing the notes. The Company intends to vigorously defend against these claims. For additional information, see Part II, Item 1, “Legal Proceedings.”

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

LIABILITY FOR SALE OF FUTURE REVENUES

As of June 30, 2026, the Company is party to several agreements related to the sale of future revenues with Libertas Funding, LLC (“Libertas”), a total of four agreements remain outstanding and four agreements have been terminated. The agreements, summarized below, contain substantially the same terms and conditions and grant a continuing security interest in all assets of Foreland, to the extent and in the amount of the purchased receivables.

Interest and discounts related to the agreements are amortized to expense over the estimated term of the agreements, which is anticipated to be between 10 to 12 months from the funding of each agreement. During the six months ended June 30, 2026, the Company amortized an aggregate of $941,618 discount, respectively, to interest expense. Unamortized interest and discounts in the aggregate is $0 as of June 30, 2026. As inducement to a reduction in payment the lender was issued 4,688 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $36.00 per share for a period of five years from the issuance date of the warrant. The warrants were classified as debt and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On December 30, 2024, as further inducement to a reduction in payment the warrant agreement was amended to reduce the price to $6.64 per share.

On February 19, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,386,000 of future sales receipts (“Libertas #7”) for gross proceeds of $1,018,500. Under the agreement, Foreland will make weekly delivery of receivables not less than $30,000 until the amount sold is extinguished. As of June 30, 2026, a total of $0, exclusive of debt discounts, remained outstanding.

On January 18, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $4,224,000 of future sales receipts (“Libertas #6”) for gross proceeds of $3,300,000, of which $884,667 was used to pay off the Libertas September 14, 2023, agreement. Under the agreement, Foreland will make weekly delivery of receivables not less than $91,429 until the amount sold is extinguished. As of June 30, 2026, a total of $0, exclusive of debt discounts, remained outstanding.

On January 11, 2024, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $2,632,852 of future sales receipts (“Libertas #5”) for gross proceeds of $2,056,916, of which $796,916 and $1,260,000 was used to pay off the Libertas May 17, 2023, and June 30, 2023, agreements respectively. Under the agreement, Foreland will make weekly delivery of receivables not less than $56,988 until the amount sold is extinguished. As of June 30, 2026, a total of $0, exclusive of debt discounts, remained outstanding.

On October 25, 2023, Foreland entered into an agreement of sale of future receivables with Libertas for the sale of $1,731,660 of future sales receipts (“Libertas #4”) for gross proceeds of $1,302,000. Under the agreement, Foreland will make weekly delivery of receivables not less than $37,482 until the amount sold is extinguished. As of June 30, 2026, a total of $0, exclusive of debt discounts, remained outstanding.

As of June 30, 2026, the Company had the following unamortized debt discounts related to the Libertas agreements:

Lender	Date Issue	Gross Discount	Unamortized Discount
Libertas #4	October 25, 2023	$449,737	$-
Libertas #5	January 11, 2024	575,936	-
Libertas #6	January 18, 2024	990,000	-
Libertas #7	February 19, 2024	397,500	-
		$2,413,173	$-

Mandatorily redeemable preferred stock:

			Principal	Principal
		Effective	Balance	Balance
	Maturity	Interest	June 30,	December 31,
Lender / Merchant	Date	Rate	2026	2025
Private Lender F	October 2, 2030	10%	$179,500	$179,500
Private Lender F	October 2, 2030	10%	117,500	117,500
Private Lender F	October 2, 2030	10%	118,200	118,200
Private Lender F	October 2, 2030	10%	42,500	42,500
Private Lender F	October 2, 2030	10%	55,600	55,600
			513,300	513,300
Less: Unamortized debt issuance costs			(27,461)	(30,770)
			$485,839	$482,530

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2026, the maturity date of the mandatorily redeemable preferred shares is as follows:

Due in less than one year	$-
Due in more than one year	513,300
Less: Unamortized debt issuance costs	(27,461)
$485,839

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

In July 2025, the Company’s wholly-owned subsidiary, Foreland Refining Corporation ("Foreland”), commenced an offering of its Series A 10% Redeemable Preferred Stock ("Preferred Stock”) pursuant to Regulation Crowdfunding ("Reg CF Offering”).

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

Holders of the Preferred Stock shall receive a royalty of $0.75 (for every $1 million of Preferred Stock, prorated for lesser amounts) per barrel of crude oil refined and sold by Foreland, at all times, while the Preferred Stock is outstanding ("Royalty Payment”).  The Royalty Payment shall be paid to the holders of the Preferred Stock within thirty (30) days of Foreland’s annual financial statements being audited and filed with the SEC as part of its parent company’s, Sky Quarry Inc. ("Sky Quarry” or "Parent Company”), obligations to file a Form 10-K with the SEC ("Royalty Payment Date”).  The amount of the annual Royalty Payment shall not exceed an aggregate return of more than twenty-five percent (25%) per annum to the holders of the Preferred Stock, inclusive of the annual 10% Preferred Dividend.

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

14. CONVERTIBLE DEBENTURES

		Interest	Principal Due	Principal Due
Lender	Maturity Date	Rate	June 30, 2026	December 31, 2025
Private Lender C	November 24, 2026	9%	$2,193,262	$2,098,131
Private Lender A	March 2, 2025	30%	1,767,123	1,588,603
Private Lender E	August 27, 2027	12%	-	182,245
Private Lender E	May 22, 2027	12%	-	161,353
Private Lender E	July 21, 2027	12%	-	131,848
Private Lender E	April 10, 2026	12%	-	102,351
Private Lender D	July 16, 2025	5%	$-	48,794
			$3,960,385	$4,313,325
Less: Unamortized debt issuance costs			-	(77,509)
			$3,960,385	$4,235,816

On May 16, 2024, Foreland entered into a business loan and security agreement with LendSpark Corporation for a loan in the amount of $900,000 (LendSpark #4). The loan is repaid in 40 equal weekly payments of $30,750 for total repayment of $1,215,000. The loan is secured by all of the assets of Foreland. As an inducement for advancing the note, the lender was issued 12,500 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $36.00 per share for a period of three years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and amortized over the term of the debt. On April 25, 2025, as an inducement to negotiate and enter into a forbearance agreement the amount owing was increased by $32,108. This forbearance expired August 31, 2025. On December 11, 2025, the Company issued 87,498 shares of its common stock ("Initial Shares”) to LendSpark Corporation ("LendSpark”) pursuant to the terms of a settlement agreement entered into between the Company and LendSpark on December 1, 2025 ("Settlement Agreement”). The Settlement Agreement settled $491,384 due and owing from Foreland Refining Corporation, the Company’s wholly-owned subsidiary, to LendSpark pursuant to the terms of the business loan and security agreement dated May 16, 2024. In addition to the Initial Shares, LendSpark is entitled to the issuance of an additional 87,498 shares of its common stock ("Additional Shares”) in full settlement of all amounts due to LendSpark pursuant to the terms of the Settlement Agreement. The Company also issued an additional 8,750 shares of its common stock to LendSpark for fees incurred by LendSpark in connection with the settlement. All the shares described above were issued pursuant to Section 3(a)(10) of the Securities Act. On January 6, 2026, LendSpark Corp. converted $245,692 of an amount due to them by the Company into 87,498 shares of our common stock.

On December 2, 2024, the Company entered into a promissory note for $1,200,000 from private lender A. The Note is convertible into shares of our common stock at a conversion price of $6.72 per share at any time after the issuance date of the Note. As an inducement for advancing the note, the lender was issued 150,000 share purchase warrants, each warrant granting the holder the right to purchase one common share of the Company at a price of $6.72 per share for a period of five years from the issuance date of the warrant. The warrants were classified as equity and the fair value of the warrants were recorded separately as debt discount and are being amortized over the term of the debt. The Company also amended previous warrant agreements dated April 6, 2023, June 19, 2024, and August 27, 2024, agreeing to extend the exercise period to five years from the issuance date of the amendment. On April 24, 2025, as an inducement for extending the maturity date to June 2, 2025, the Company agreed to reduce the exercise price of each of the warrants to $5.60 per share and agreeing the default rate of interest of the Note be calculated retroactively to December 2, 2024. This note matured on November 24, 2025.

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

On July 21, 2025, the Company entered into a promissory note for $125,000 from private lender E. This note is unsecured, and bears interest at a rate of 12% per annum, with a maturity date of July 21, 2027. As consideration for advancing the note, the lender was issued 6,250 warrants with each warrant granting the holder the right to purchase one common share of the Company at a price of $5.04 per share for a period of two years from the date of issuance. The warrants were classified as equity and the fair value of the warrants were recorded separately as a debt discount and amortized over the term of the debt. The promissory note can be converted into common stock of the Company at the holder’s option at a price of $5.04 per share.

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

On April 8, 2026, Company convertible note holder Varie Asset Management, LLC elected to convert $125,000 of the principal and $11,100 of its interest due on the Note issued by Sky Quarry Inc. (“Borrower”) on July 21, 2025, into 34,025 shares of our common stock.

On April 8, 2026, Company convertible note holder Varie Asset Management, LLC elected to convert $150,000 of the principal and $16,557 of its interest due on the Note issued by Borrower on May 22, 2025, into 41,640 shares of our common stock.

On April 13, 2026, Company convertible note holder Varie Asset Management, LLC elected to convert $175,000 of the principal and $13,308 of its interest due on the Note issued by Borrower on August 29, 2025, into 49,039 shares of our common stock.

On May 7, 2026, Company convertible note holder Varie Asset Management, LLC elected to convert $100,000.00 of the principal and $6,659 of its interest due on the Note issued by Borrower on October 21, 2025, into 30,301 shares of our common stock.

15.INCOME TAXES

As of June 30, 2026, the Company had U.S. federal net operating loss carryforwards.

The Company considered all positive and negative evidence. Given the caution of Subtopic 30-21 regarding the difficulty in forming a conclusion that a valuation allowance is not needed in the case of cumulative losses, it is the Company’s conclusion that it is more likely than not that the Company’s existing deferred tax assets in the U.S. will

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

not be realized and that a valuation allowance is necessary as of June 30, 2026. Accordingly, the Company has recorded a full valuation allowance of in the U.S. The Company has evaluated all the negative and positive evidence as of June 30, 2026, and concludes that due to the Company being in a 3-year cumulative loss position, it is more likely than not that the net Canadian deferred tax assets will be not realized. As such, the Company has recorded and maintained a full valuation allowance in Canada.

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

As of June 30, 2026, and December 31, 2025, the Company does not have any unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2026 and December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for six months ended June 30, 2026 and 2025, totaled 862,979 and 1,054,827, respectively.

17.EQUITY

During the six months ended June 30, 2026 and 2025, the Company issued 342,624 and 366,828 shares of common stock for non-cash payments of accounts payable of $905,423 and $1,330,599, respectively. During the six months ended June 30, 2026 and 2025, the Company issued 224,787 and 18,542 shares of common stock, for conversion of debt, amounting to $811,359 and $192,573 net of offering costs of $0, respectively.

During the six months ended June 30, 2026 and 2025, the Company issued 4,781,795 and 0 shares of common stock, respectively, for acceptance of share subscriptions, amounting to $13,907,446 and $0 net of offering costs of $1,367,497 and $0, respectively. These costs consisted of legal, marketing, accounting, printing, administration, broker-dealer, escrow and filing fees directly related to their respective offerings.

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On April 8, 2026, Company convertible note holder Varie Asset Management, LLC elected to convert $125,000 of the principal and $11,099.80 of its interest due on the Note issued by Borrower on July 21, 2025, into 34,025 shares of our common stock.

On April 8, 2026, Company convertible note holder Varie Asset Management, LLC elected to convert $150,000 of the principal and $16,556.93 of its interest due on the Note issued by Borrower on May 22, 2025, into 41,640 shares of our common stock.

On April 13, 2026, Company convertible note holder Varie Asset Management, LLC elected to convert $175,000 of the principal and $13,308.03 of its interest due on the Note issued by Borrower on August 29, 2025, into 49,039 shares of our common stock.

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

On April 22, 2026, in connection with its ATM Program, the Company filed a prospectus supplement with the SEC, updating the aggregate sales price to up to $12,600,000, pursuant to the A&R Sales Agreement. As of June 28, 2026 the Company issued 822,764 shares of common stock through Siebert under the ATM Program, generating net proceeds to the Company of $4,803,278.

On May 27, 2026 the Compensation Committee of the Board of Directors granted and the Company issued a total of 199,500 shares of its common stock to its Directors and eight other employees of the Company pursuant to the Company’s 2020 Stock Plan.

On June 18, 2026, the Company issued 300,000 shares of its restricted common stock in connection with executing an advisory and consulting agreement with Quantum PR OU for a six month engagement.

From April 23, 2026 until June 24, 2026, under the previously announced ATM equity sales program, the Company issued 4,355,652 shares of common stock and received net proceeds after offering expenses of $12,221,999 during the second quarter. The proceeds were allocated for working capital purposes.

The table below sets forth the shares reserved as of June 30, 2026, by the Company for future potential issuance.

Maximum Issuable
Company Stock Option Plan	500,000

Common Share Purchase Warrants issued	790,833
Shares issuable on exercise of outstanding Offering Warrants issued under the Reg A Offering	0
Shares issuable on exercise of outstanding Brokers Warrants issued under the Reg A Offering	6,065
Reservation for conversion of maximum issuable common shares	416,667
Shares issuable on exercise of outstanding Brokers Warrants issued under the Reg A Offering	3,214
Reservation for convertible note	328,539
TOTAL SHARES RESERVED FOR ISSUANCE	2,045,318

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

As of June 30, 2026, the Company had a total of 796,987 warrants issued and outstanding each to purchase one share of common stock, exercisable at a range from $60 to $3.84 per share for cash and a range length of time to exercise from 0.8 to 5 years. There were 800,113 warrants to purchase common stock outstanding as of December 31, 2025.

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

The table below sets forth share options outstanding as of June 30, 2026.

Grant Date	Options Outstanding	Exercise Price	Expiration	Vesting
September 1, 2022	4,896	$21.60	August 31, 2027	Equally over 3 years commencing on first anniversary of grant date
October 15, 2023	42,345	38.40	October 14, 2028	Equally over 3 years commencing on first anniversary of grant date
November 1, 2023	10,417	38.40	October 31, 2028	3,334 vest immediately, remaining vest equally over 3 years commencing on first anniversary of grant date
November 22, 2024	8,333	11.76	November 23, 2027	Equally over 3 years commencing on first anniversary of grant date

During the three and six months ended June 30, 2026 and 2025, the Company recorded share-based compensation expense of $606,548 and $230,474, and $694,002 and $309,354, respectively.

As of June 30, 2026, the Company had $158,998 of unrecognized share-based compensation costs related to non-vested awards that will be recognized over a weighted average period of 3 years. As of June 30, 2026, 108,324 options have vested, and are exercisable.

The following sets forth the outstanding common share options and related activity for the period ended June 30, 2026:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share
Outstanding as of December 31, 2025	69,449	$ 12.00
Granted	-	-
Exercised	-	-
Forfeited	(3,458)	$ 38.40
Outstanding as of June 30, 2026	65,991	$ 9.48

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Grant Date	Restricted Shares	Issue Price	Expiration	Vesting
December 31, 2024	10,417	$8.24	January 2, 2026	Vested on August 8, 2025 by board resolution
January 10, 2025	10,417	$11.12	January 12, 2026	Vested on August 8, 2025 by board resolution
February 28, 2025	10,417	$5.76	March 2, 2026	Vested on August 8, 2025 by board resolution
May 27, 2025	56,250	$6.64	May 29, 2026	Vested on August 8, 2025 by board resolution
November 4, 2025	87,500	$3.35	September 4, 2026	Vesting over 10 months
November 5, 2025	56,250	$3.19	November 5, 2025	Vested at issuance
May 27, 2026	199,500	$2.40	May 27, 2026	Vested at issuance

As of the six months ended June 30, 2026, the Company recorded restricted share-based compensation expense of $566,790, as part of general and administrative expenses. As of June 30, 2026, the Company had $87,990 of unrecognized restricted share-based compensation costs related to non-vested awards that will be recognized over a weighted average period of 10 months. As of June 30, 2026, 404,500 restricted shares have vested.

19.RELATED-PARTY TRANSACTIONS

Related party transactions in these consolidated financial statements are as follows:

The JPM Agreement terminated immediately upon the listing of the company’s common stock on the Nasdaq stock market in October 2024.

During the three months ended March 31, 2025, the company received $150,000 in cash proceeds from a director. As of December 31, 2025, the Company owed $84,112 to a director as a result of cash proceeds. The advances were unsecured, non-interest-bearing and due on demand. As of June 30, 2026, the Company had repaid the director the full amount as reflected in related-party accounts payable on the Company's consolidated balance sheet.

The Company paid an aggregate of $0 in board fees during the quarter to its directors. Subsequent to the second quarter 2026, in July 2026, the Company paid $175,000 to each of its independent directors, Alex Monje, Robert Byrne and Omar Hussien for board services.

These directors qualify as related parties under ASC 850 due to their fiduciary roles with the Company.

The Company paid a one time bonus during the second quarter 2026 to its interim CEO Marcus Laun of $9,375. In July 2026, the Company paid a one time performance bonus to its interim CEO of $100,000.

The Company paid a one time bonus during the second quarter 2026 to its executive Chairman Matthew Flemming of $10,416. In July 2026, the Company paid a one time performance bonus to its executive Chairman of $125,000.

All fees were paid in accordance with the Company's policies.

20.DISAGGREGATED REVENUE

Revenue consisted of the following refined product types sold domestically in the Southwest USA region for June 30:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Diesel	$-	$1,755,938	$382	$3,608,873
Liquid Asphalt	-	1,400,990	1	4,125,288
VGO	-	1,306,615	-	2,931,119
Naphtha	-	75,996	-	196,482
Other	-	1,933	-	12,677
Total Net Sales	$-	$4,541,472	$383	$10,874,439

The Company refines crude oil to produce several key products, including Diesel, Liquid Asphalt, Vacuum Gas Oil (VGO), and Naphtha, each with distinct industrial applications. Diesel is used primarily in transportation and

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

industrial sectors, while Liquid Asphalt is essential for road construction and roofing. VGO serves as an intermediate product for further refining, and Naphtha is used as a feedstock for gasoline production and petrochemicals.

21.DISAGGREGATED EXPENSES

Cost of sales consisted of the following for June 30:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Crude Oil	$(109,809)	$2,729,208	$(110,114)	$7,513,308
Fuels and chemicals	266,203	379,887	265,135	811,733
Freight out	1,723	435,180	(80,272)	1,189,269
Freight in	67,100	361,331	64,299	823,715
Salary and wages	134,822	338,683	259,925	629,641
Depreciation and amortization	226,252	311,372	488,899	552,510
Repairs and maintenance	85,577	91,011	161,393	159,641
Other	13,733	11,768	25,937	37,682
	$685,601	$4,658,440	$1,075,202	$11,717,499

General and administrative expenses consisted of the following for June 30:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Executive compensation	$1,029,027	$773,061	$1,537,760	$1,406,691
Professional fees	623,765	498,987	1,076,313	1,464,073
Insurance	112,620	160,918	244,656	323,693
Lease and utilities	50,196	55,335	94,649	114,610
Travel	23,410	46,744	60,590	104,148
Licenses	24,326	14,102	44,455	15,165
Other general and administrative	19,063	35,534	32,662	60,888
Bank charges	4,549	1,501	9,107	6,924
Auto	-	34,514	-	58,234
	$1,886,956	$1,620,696	$3,100,192	$3,554,426

Professional fees included the following for June 30:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Auditor	$63,824	$78,969	$239,779	$236,974
Legal	440,745	89,967	566,596	83,103
Business development	84,915	265,183	192,448	1,002,564
Membership and subscriptions	34,626	31,435	64,393	61,057
Environmental	3,629	16,493	17,063	21,841
Investor relations	(3,974)	10,540	(3,966)	20,742
Other	-	3,050	-	7,775
Tax	-	3,350	-	30,017
	$623,765	$498,987	$1,076,313	$1,464,073

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

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s chief operating decision maker is the chief executive officer. The chief decision maker uses gross profit to evaluate income generated from segment assets in deciding whether to reinvest profits into the refined crude oil segment or into other parts of the entity.

The Company is in the process of developing a second segment, 2020 Resources LLC (PR Springs facility), which currently is not generating revenues. There continues to be associated development costs which are being capitalized, with a plan to be completed in the summer 2027.

The following presents selected financial information with respect to our single reportable segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net sales	$-	$4,541,472	$383	$10,874,439
Cost of goods sold	685,601	4,658,440	1,075,202	11,717,499
Gross margin	(685,601)	(116,968)	(1,074,819)	(843,060)

Operating expenses:
General and administrative	1,886,956	1,620,696	3,100,192	3,554,426
Depreciation and amortization	1,649	2,916	3,859	4,944
Total operating expenses	1,888,605	1,623,612	3,104,051	3,559,370

Loss from operations	(2,574,206)	(1,740,580)	(4,178,870)	(4,402,430)

Other income (expense):
Interest income or (expense)	(349,476)	(318,708)	(683,465)	(1,191,176)
Gain (loss) on extinguishment of debt	(1,015,345)	29,093	(1,284,741)	(56,660)
Gain or (loss) on warrant revaluation	(99,540)	(174,354)	(174,882)	100,626
Other income (expense)	(16,809)	(4,101)	(53,663)	3,376
Gain on disposal of assets	-	-	-	3,920
Other expense, net	(1,481,170)	(468,070)	(2,196,751)	(1,139,914)

Loss before provision for income taxes	(4,055,376)	(2,208,650)	(6,375,621)	(5,542,344)

Provision for income taxes	-	-	-	-

Net loss	(4,055,376)	(2,208,650)	(6,375,621)	(5,542,344)

Other Comprehensive Loss
Exchange loss on translation of foreign operations	(4)	(2,097)	(6)	(1,675)

Net loss and comprehensive loss	(4,055,380)	(2,210,747)	(6,375,627)	(5,544,019)

Loss per common share
Basic and diluted	$(0.77)	$(0.82)	$(1.44)	$(2.17)
Weighted average shares outstanding
Basic and diluted	5,257,807	2,698,677	4,412,662	2,552,812

The segmented assets as of June 30, 2026 are as follows:

		2020
	Foreland	Resource
	Refining	LLC	Total
Total assets	$9,521,558	$18,806,330	$28,327,888

The segmented assets as of December 31, 2025 are as follows:

		2020
	Foreland	Resource
	Refining	LLC	Total
Total assets	$8,497,814	$10,717,007	$19,214,821

Sky Quarry Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

23.COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Company has the following commitments for two leased land rights of way rentals in Nye County, Nevada, totaling approximately 40 acres:

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

24.SUBSEQUENT EVENTS

Management performed a review and determined that, except as disclosed elsewhere herein and below, no material events occurred subsequent to June 30, 2026 through the date of the presentation of these financial statements.

On July 6, 2026, the Company issued an aggregate of 49,195 shares of its restricted common stock to Bengt Eriksson for interest due in the amount of $104,293 for the period between July 1, 2025 and December 31, 2025 pursuant to the convertible promissory note dated November 24, 2023 based on the Nasdaq official closing price of the Corporation’s common stock of $2.12 per share on July 6, 2026;

On July 15, 2026, the Board of Directors (the "Board”) of Sky Quarry Inc. (the "Company”), upon the recommendation of the Compensation Committee of the Board, approved a one-time, discretionary cash award in the amount of $100,000 (the "Executive Supplemental Award”) to Marcus Laun, in recognition of his service as the Company’s President, interim Chief Executive Officer and interim Chief Financial Officer and his leadership in guiding the Company through its growth initiatives. The Executive Supplemental Award is a lump-sum cash payment approved by the Board outside of, and in addition to, the Company’s annual incentive compensation program. The Company also paid $175,000 to each of its three independent directors for Board services, and $125,000 to its executive Chairman.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026.

Overview

We operate a regional refinery (the Eagle Springs Refinery) producing diesel, VGO, naphtha and liquid paving asphalt from crude oil supplied from the Uintah basin near Ely, Nevada.  In addition to our goal of growing the refinery, we have a separate division in the development-stage (PR Springs) formed to deploy technologies to facilitate the recycling of waste asphalt shingles and remediation of oil-saturated sands and soils, providing sustainable refined crude products. We anticipate several benefits from the recycling and production of oil from asphalt shingles reducing the dependence on landfills for the disposal of waste and reducing dependence on foreign oil.

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

Currently, we intend to finish retrofitting our oil sands remediation facility located in PR Springs in eastern Utah in the 2027 calendar year when the necessary funding is obtained to recycle waste asphalt shingles using our ECOSolv technology, to produce and sell oil as well as asphalt paving aggregate mined from our bitumen deposit.

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

Reverse Stock Split

We filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware on March 5, 2026 to effect a one-for-eight (1-for-8) reverse stock split (the “Reverse Stock Split”) of our shares of common stock, par value $0.0001 (the “Common Stock”). The Reverse Stock Split was effective on March 15, 2026, at 11:59 PM Eastern Time.

All historical share and per-share amounts reflected throughout the consolidated financial statements and our discussions herein in this Item 2 have been adjusted to reflect the Reverse Stock Split.

ATM Program

On April 22, 2026, the Company replaced Cantor Fitzgerald & Co. with Muriel Siebert & Co., LLC (“Siebert” or the “Agent”) as the principal and/or the sole designated sales agent and updated the size of the program to up to $12,600,000. As of June 30, 2026, the Company issued 4,781,795 shares of common stock through its ATM sales agents, generating net proceeds of $12,539,949.

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

Plant Outages and Maintenance

Our facilities require ongoing maintenance and from time-to-time certain repairs, improvements and retrofitting, which may require us to temporarily shut down or operate at a diminished capacity. Our Eagle Springs refinery operated by Foreland Refinery Corporation experienced a shut down during the fourth quarter of 2025 and first half of 2026 in connection with a boiler repair and related items. Currently, repairs to the refinery have been completed and initial feedstock has been procured, subject to scale up operational testing and state inspection. The unscheduled repairs and outages at Foreland’s Eagle Springs Refinery have had a negative impact on our final financial results for the third and fourth quarters of 2025, and financial results for the first and second quarters of 2026. We expect the facility to be operational by the end of the third quarter of 2026.

Our Financial Condition and Going Concern Issues

As a result of our financial condition, we have included in our condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025, a note indicating that there is significant doubt about the Company’s ability to continue as a going concern. The opinion on the December 31, 2025 audited financial statements from our independent registered public accounting firm for those statements also includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (June 4, 2019) through June 30, 2026, we have incurred accumulated net losses of $42,542,109. To address our going concern, we aim to increase revenues by securing greater volumes of crude oil for our Foreland refinery, which should enhance our contribution margin. Additionally, we are pursuing opportunities to reduce debt service through refinancing or repayment of existing obligations, establish strategic partnerships, and raise capital through equity or debt offerings, or a combination of these actions. Given our current revenue and cash usage levels, we have pressing working capital needs that necessitate raising funds through equity or debt issuance, coupled with efforts to boost revenue and control operating expenses. However, there is no guarantee that we will be able to raise sufficient capital, grow revenues, and generate the cash flow needed to meet our operating expenses and capital requirements effectively.

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

Results of Operations for the three and six months ended June 30, 2026 and 2025

Introduction

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2026 and 2025, respectively. We have derived this data from our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We had net sales of $0 and $383 for the three and six months ended June 30, 2026, compared to $4,541,472 and $10,874,439 for the three and six months ended June 30, 2025. Our cost of goods sold for the three months ended June 30, 2026, were $685,601, compared to $4,658,440 for the three months ended June 30, 2025. Year to date cost of goods sold of $1,075,202 for the six months ended June 30, 2026, compared to $11,717,499 for the six months ended June 30, 2025. Cost of goods sold does not change directly with sales due to certain fixed-cost allocations across significantly lower production barrels. The significant decrease in our sales was the direct result of the Company’s challenges associated with the outage of our Eagle Springs refinery.

Our operating expenses were $1,888,605 for the three months ended June 30, 2026, compared to $1,623,612 for the three months ended June 30, 2025. Year to date operating expenses were $3,104,051 for the six months ended June 30, 2026, compared to $3,559,370 for the six months ended June 30, 2025. Our operating expenses consisted of general and administrative, and depreciation and amortization.

Net Sales and Net Loss

Our net sales, costs of goods sold, gross profit, operating expenses, other income (expense) and net loss for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net sales	$-	$4,541,472	$383	$10,874,439
Cost of goods sold	685,601	4,658,440	1,075,202	11,717,499
Gross margin	(685,601)	(116,968)	(1,074,819)	(843,060)

Operating expenses:
General and administrative	1,886,956	1,620,696	3,100,192	3,554,426
Depreciation and amortization	1,649	2,916	3,859	4,944
Total operating expenses	1,888,605	1,623,612	3,104,051	3,559,370

Loss from operations	(2,574,206)	(1,740,580)	(4,178,870)	(4,402,430)

Other income (expense):
Interest income or (expense)	(349,476)	(318,708)	(683,465)	(1,191,176)
Gain (loss) on extinguishment of debt	(1,015,345)	29,093	(1,284,741)	(56,660)
Gain or (loss) on warrant revaluation	(99,540)	(174,354)	(174,882)	100,626
Other income (expense)	(16,809)	(4,101)	(53,663)	3,376
Gain on disposal of assets	-	-	-	3,920
Other expense, net	(1,481,170)	(468,070)	(2,196,751)	(1,139,914)

Loss before provision for income taxes	(4,055,376)	(2,208,650)	(6,375,621)	(5,542,344)

Provision for income taxes	-	-	-	-

Net loss	(4,055,376)	(2,208,650)	(6,375,621)	(5,542,344)

Other Comprehensive Loss
Exchange loss on translation of foreign operations	(4)	(2,097)	(6)	(1,675)

Net loss and comprehensive loss	(4,055,380)	(2,210,747)	(6,375,627)	(5,544,019)

Loss per common share
Basic and diluted	$(0.77)	$(0.82)	$(1.44)	$(2.17)
Weighted average shares outstanding
Basic and diluted	5,257,807	2,698,677	4,412,662	2,552,812

Net Sales

The following table shows net sales by category for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended	Three Months Ended	Change	Six Months Ended	Six Months Ended	Change
	June 30, 2026	June 30, 2025		June 30, 2026	June 30, 2025
Diesel	$-	$1,755,938	-100%	$382	$3,608,873	-100%
Liquid Asphalt	-	1,400,990	-100%	1	4,125,288	-100%
VGO	-	1,306,615	-100%	-	2,931,119	-100%
Naphtha	-	75,996	-100%	-	196,482	-100%
Other	-	1,933	-100%	-	12,677	-100%
Total Net Sales	$-	$4,541,472	-100%	$383	$10,874,439	-100%

We had net sales of $0 for the three months ended June 30, 2026, compared to $4,541,472 for the three months ended June 30, 2025, a decrease of $4,541,472. Year-to-date net sales of $383 for the six months ended June 30, 2026, compared to $10,874,439 for the six months ended June 30, 2025, a decrease of $10,874,056. Beginning in late June 2025 the Company’s production was limited due to crude supplier disruptions and delays in completing certain maintenance activities. The lack of refinery operational revenue during the first and second quarters of 2026 was the result of refinery repairs that were concluded subsequent to the end of the period. Restart challenges and reconnecting refinery feedstock supply will be the primary focus of the Company in the subsequent quarter to generate revenues from operations. The Company expects production to resume in September 2026.

Additionally, feedstock pricing, based partly on WTI market pricing rose from approximately $57 per barrel on January 1, 2026 to $70 per barrel by June 30, 2026, roughly a 23% increase according to the US Energy Information Administration (EIA). Currently, we believe regional market dynamics may be reflected in the second half of 2026 in crack spreads or refinery margins, based on industry peers’ publicly available comments.

Cost of Goods Sold

The following table shows cost of goods sold by category for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	Change	June 30, 2026	June 30, 2025	Change
Crude Oil	$(109,809)	$2,729,208	-104%	$(110,114)	$7,513,308	-101%
Fuels and chemicals	266,203	379,887	-30%	265,135	811,733	-67%
Freight out	1,723	435,180	-100%	(80,272)	1,189,269	-107%
Freight in	67,100	361,331	-81%	64,299	823,715	-92%
Salary and wages	134,822	338,683	-60%	259,925	629,641	-59%
Depreciation and amortization	226,252	311,372	-27%	488,899	552,510	-12%
Repairs and maintenance	85,577	91,011	-6%	161,393	159,641	1%
Other	13,733	11,768	17%	25,937	37,682	-31%
	$685,601	$4,658,440	-85%	$1,075,202	$11,717,499	-685,601%

Our cost of goods sold for the three months ended June 30, 2026 was $685,601 compared to $4,658,440 for the three months ended June 30, 2025, a decrease of $3,972,839. Our year to date cost of goods sold for the six months ended June 30, 2026, was $1,075,202 compared to $11,717,499 for the six months ended June 30, 2025, a decrease of $10,642,297. Gross loss for the three months ended June 30, 2026 was $685,601, compared to $116,968 for the three months ended June 30, 2025, an increase of $568,633 for the comparative period. The decline in cost of sales for the three months ended June 30, 2026 presented compared to the prior periods was primarily due to the decline in net sales described above.

Cost of goods sold as a percentage of net sales was 685,601% for the three months ended June 30, 2026, compared to 103% for the three months ended June 30, 2025. We believe this comparison is not meaningful as the refinery was not operational during 2026 as described above.

General and Administrative

The following table shows general and administrative expenses by category for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	Change	June 30, 2026	June 30, 2025	Change
Executive compensation	$1,029,027	$773,061	33%	$1,537,760	$1,406,691	9%
Professional fees	623,765	498,987	25%	1,076,313	1,464,073	-26%
Insurance	112,620	160,918	-30%	244,656	323,693	-24%
Lease and utilities	50,196	55,335	-9%	94,649	114,610	-17%
Travel	23,410	46,744	-50%	60,590	104,148	-42%
Licenses	24,326	14,102	73%	44,455	15,165	193%
Other general and administrative	19,063	35,534	-46%	32,662	60,888	-46%
Bank charges	4,549	1,501	203%	9,107	6,924	32%
Auto	-	34,514	-100%		58,234
	$1,886,956	$1,620,696	16%	$3,100,192	$3,554,426	-13%

Our general and administrative expenses increased by $266,260 for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase of $255,966 in executive compensation attributable to increased salaries for executive officers expensed in the current year, The increased general and administrative costs for the three months ended June 30, 2026 compared to 2025 were also due to a $124,778 increase in professional fees related to legal matters found in Part II, Item 1, partially offset decreases in advertising and marketing, and business development expenses.

Other Income (Expense)

Other expense was $1,481,170 for the three months ended June 30, 2026, compared to $468,070 for the three months ended June 30, 2025, an increase of $1,013,100. In the three months ended June 30, 2026, other income (expense) consisted of interest expense $349,476, loss on extinguishment of debt $1,015,345, loss on warrant valuation $99,540, and other expense $16,809. In the three months ended June 30, 2025, other income (expense) consisted of interest expense $318,708, loss on warrant valuation $174,354, offset by gain on extinguishment of debt $29,093 and other income $4,101.

Other expense was $2,196,751 for the six months ended June 30, 2026, compared to $1,139,914 for the six months ended June 30, 2025, an increase of $1,056,837. In the six months ended June 30, 2026, other income (expense) consisted of interest expense of $683,465, loss on extinguishment of debt of $1,284,741, loss on change in fair value of warrant liabilities of $174,882, and other expense of $53,663. In the six months ended June 30, 2025, other income (expense) consisted of interest expense of $1,191,176, loss on extinguishment of debt of $56,660, offset by gain on change in fair value of warrant liabilities of $100,626, other income of $3,376, and gain on disposal of assets of $3,920.

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

Net Loss

Net loss was $4,055,376 or a loss of $(0.77) per share, for the three months ended June 30, 2026, compared to net loss of $2,208,650 or $(0.82) per share, for the three months ended June 30, 2025. Net loss was $6,375,621 or a loss of $(1.44) per share, for the six months ended June 30, 2026, compared to net loss of $5,542,344 or $(2.17) per share, for the six months ended June 30, 2025.

Our net loss compared to the previous periods’ net loss was primarily driven by a reduction in total production of the refinery attributable to the outage, which resulted in significantly reduced revenues during the period, combined with increased losses on extinguishment of debt associated with the Libertas Conversion and Exchange Agreement.

Liquidity and Capital Resources

Introduction

We had negative operating cash flows for the six months ended June 30, 2026 of $5,413,699. Our cash on hand as of June 30, 2026, was $7,226,564. In connection with the Foreland Refinery acquisition and PR Springs facility retrofit program, we believe we will continue to have material capital expenditures and face long term cash needs. While we anticipate that these needs will be satisfied through the issuance of our debt and/or equity securities until such time as our cash flows from operations will satisfy our cash needs, we cannot provide any assurances of such.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2026 and December 31, 2025, respectively, are as follows:

	June 30, 2026	December 31, 2025	Increase (decrease)
Cash	$7,226,564	$35,370	$7,191,194
Total Current Assets	10,430,418	1,327,680	9,102,738
Total Assets	28,327,888	19,214,821	9,113,067
Total Current Liabilities	14,035,404	15,120,773	(1,085,369)
Total Liabilities	$16,565,815	$16,027,854	$537,961

Our cash increased by $7,191,194 as of June 30, 2026, as compared to December 31, 2025. Our total current assets increased by $9,102,738 primarily because of the ATM program during the current quarter.

Our total assets increased by $9,113,067 due to the changes in cash of $7,191,194 and inventory of $828,167.

Our current liabilities as of June 30, 2026 as compared to December 31, 2025, decreased by $1,085,369 primarily as a result of a decrease in accounts payable of $390,951 and a decrease in current portion of notes payable of $1,016,700, partially offset by increases in warrant liabilities of $174,882 and an increase in lines of credit of $160,312. Our long term liabilities increased by $1,623,330 primarily due to an increase in long term notes payable of $1,567,131 as a result of the refinancing of the Company’s previously outstanding sale of future revenue obligations.

The increase in liabilities, noted above, are due to the losses described above.

To repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

On June 27, 2025, the Company’s wholly owned subsidiary, Foreland Refining Corporation, launched a Regulation Crowdfunding (“Reg CF”) offering to fund working capital and general corporate purposes. The offering is terminated and raised a total of $513,300. Although the Reg CF is being conducted at the subsidiary level, the proceeds are expected to support business lines that may be consolidated into the Company’s operations. The offering is not expected to have a material near-term impact on the Company’s consolidated liquidity position.

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

On April 22, 2026, in connection with its ATM Program, the Company filed a prospectus supplement with the SEC, updating the aggregate sales price to up to $12,600,000, pursuant to the A&R Sales Agreement. Through the ATM Program, the Company issued an aggregate of approximately 4,773,348 shares of Common Stock, resulting in aggregate gross proceeds of approximately $13,528,940. Of this total, the Company sold approximately 417,696 shares through Cantor pursuant to the Sales Agreement, generating gross proceeds of approximately $1,306,941, and sold 4,355,652 shares through Siebert pursuant to the A&R Sales Agreement, generating proceeds of approximately $12,221,999.

Cash Requirements

Our cash on hand as of June 30, 2026, was $7,226,564. The Company will continue to require additional cash to meet ongoing operational and capital needs. Despite the company’s efforts to increase production capacity at the refinery, as well as ongoing maintenance and refurbishment activities, and the high interest payments, we are not yet generating sufficient cash flow to cover operational costs. The need for cash is driven by both ongoing operating expenses, and costs of indebtedness. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our equity securities, or a combination thereof, until such time as improvements to our cash flows from operations will satisfy our cash flow needs. Management remains committed to securing the necessary resources to ensure the Company can meet its financial obligations and continue executing its long-term objectives. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities for the six months ended June 30, 2026 and 2025, was $5,413,699, as compared to net cash used of $729,401, respectively. Our net cash used in operating activities for the six months ended June 30, 2026, consisted of a net loss of $6,375,621, unfavorable working capital changes of $4,684,298, adjusted for share based compensation of $694,002, depreciation and amortization of $492,758, amortization of debt issuance costs of $98,976, amortization of right-of-use asset of $37,112, loss on extinguishment of debt of $1,284,741, and loss on revaluation of warrant liability of $174,882. Our net cash used in operating activities for the six months ended June 30, 2025 consisted of a net loss of $5,542,344, less unfavorable changes in working capital of $738,676, share-based compensation of $309,354, depreciation and amortization of $557,454, amortization of right-of-use asset of $48,842, amortization of debt issuance costs of $807,636, and loss on extinguishment of debt of $56,660.

Investing Activities

Our cash flow used in investing activities for the six months ended June 30, 2026 and 2025, was $460,221 and $381,296, respectively, an increase of $78,925. Our investing activities during six months ended June 30, 2026, consisted of payments for property, plant and equipment of $460,221. Our investing activities during the six months ended June 30, 2025, consisted of a net increase from property, plant and equipment of $352,973, purchase of gas development assets of $42,383, and an increase from proceeds of sale of assets of $14,060.

Financing Activities

Our net cash provided by (used in) financing activities for the six months ended June 30, 2026 and 2025, was $13,063,714 and $1,226,930, respectively, an increase of $11,836,784. Our cash flows from financing activities during the six months ended June 30, 2026, consisted of proceeds of lines of credit of $202,630, proceeds from notes payable of $896,866, proceeds from common stock $13,907,446, offset by payments on lines of credit of $42,318 and payments on notes payable of $533,413. Our cash flows from financing activities during the six months ended June 30, 2025, consisted of proceeds of lines of credit of $8,338,455, proceeds from notes payable of $574,380, and issuance of common stock of $0, offset by payments on lines of credit of $8,465,550, and payments on notes payable of $1,670,741.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and participation of our principal executive officer and principal financial officer on June 30, 2026, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2026, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2026, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2026, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Sealock Matter.

David Sealock, former Chief Executive Officer of the Company, filed a whistleblower retaliation complaint with the U.S. Department of Labor – OSHA under Section 806 of the Sarbanes-Oxley Act (Case No. 301072795, dated February 23, 2026). OSHA’s Denver regional office served the complaint on the Company on March 5, 2026, and the Company filed its written response and supporting exhibits on March 25, 2026, requesting dismissal of the claim. The complaint alleges that Sky Quarry retaliated against Mr. Sealock in violation of the SOX whistleblower provisions (18 U.S.C. § 1514A), with the alleged protected activity centered on the August 10, 2025-dated memorandum submitted to the Company’s HR director. The complaint does not state a specific monetary demand.

The Company categorically denies retaliation and requested dismissal on multiple grounds.

The OSHA administrative proceeding is the only formal action to date. The matter is in OSHA’s investigative stage, with no findings issued.

Delwo Matter

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

KF Business Ventures Matter

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

Not applicable.

ITEM 2Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3Defaults Upon Senior Securities

The promissory notes payable to KF Business Ventures, LP (aggregate principal amount of approximately $2,200,000) matured on November 24, 2025 and remain unpaid as of the date of this filing. The aggregate amount in default exceeds 5% of the Company’s total consolidated assets as of June 30, 2026. For additional detail regarding the notes payable and related litigation, see Note 13 to the condensed consolidated financial statements and Part II, Item 1 (Legal Proceedings) in this Quarterly Report.

ITEM 4Mine Safety Disclosures

Not applicable.

ITEM 5Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and no director or officer adopted or terminated any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6Exhibits

(a)Exhibits

Exhibit No.	Description

10.1

Amended and Restated Sales Agreement, dated as of April 22, 2026, by and between the Company and Muriel Siebert & Co., LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 22, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2**	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sky Quarry Inc.
Dated: August 12, 2026	/s/	Marcus Laun
	By:	Marcus Laun
	Its:	Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer)